Form 10-Q
period 2021-08-31
Better For You Wellness, Inc.
filed 2021-10-20
CIK 1852707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2021

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56262

Better For You Wellness, Inc.

(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1349 East Broad Street Columbus, OH	43205
(Address of Principal Executive Offices)	(Zip Code)

1 (614) 368-9898
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

As of October 20, 2021, there were 360,296,332 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Balance Sheet

	August 31, 2021	February 28, 2021 (Audited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loans to Company – related party	$365	$-
Accrued Expenses	$5,500	$3,750

TOTAL LIABILITIES	$5,865	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 700,000 and 0 issued and outstanding as of August 31, 2021 and February 28, 2021, respectively)	70	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 360,046,332 and 0 issued and outstanding as of August 31, 2021 and February 28, 2021,respectively)	36,005	-
Additional paid-in capital	49,052	1,185
Accumulated deficit	(90,992)	(4,935)
Total Stockholders’ Equity (Deficit)	(5,865)	-

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended August 31, 2021	Six Months Ended August 31, 2021

Operating Expenses:
Selling, general and administrative expenses	$7,005	$9,057

Share-based expense	7,000	77,000
Total operating expenses	14,005	86,057

Net loss	$(14,005)	$(86,057)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	360,000,680	250,434,405

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period December 1, 2020 (Inception) to August 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 1, 2020	-	$-	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,185	-	1,185
Net loss	-	-	-	-	-	(4,935)	(4,935)
Balances, February 28, 2021	-	$-	-	$-	$1,185	$(4,935)	$(3,750)
Common shares issued after reorganization	359,996,332	36,000	-	-	(36,000)	-	-
Preferred shares issued after reorganization	-	-	700,000	70	69,930	-	70,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	3,951	-	3,951
Net loss	-	-	-	-	-	(72,051)	(72,051)
Balance, May 31, 2021	$359,996,332	$36,000	700,000	$70	$39,607	$(76,986)	$(1,850)
Common shares issued for services	50,000	5	-	-	6,995	-	7,000

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,990	-	2,990
Net loss	-	-				(14,005)	(14,005)
Balances, August 31, 2021	$360,046,332	$36,005	700,000	$70	$49,052	$(90,992)	$(5,865)

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Statement of Cash Flows

(Unaudited)

Six Months Ended August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,057)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued	7,000
Preferred stock issued	70,000
Changes in current assets and liabilities:
Accrued expenses	1,750
Net cash used in operating activities	(7,307)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$6,942
Loan to company – related party	365
Net cash provided by financing activities	7,307
Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

Better For You Wellness, Inc. (we, us, our, the "Company" or the "Registrant") was originally incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020.

On April 26, 2021, the Company entered into an “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were Sauer Energy, Inc. (“SENY” or “Predecessor”), Fast Track Solutions, Inc. (“Successor”), and Fast Track Merger Sub, Inc. (“Merger Sub”). Our former director, Jeffrey DeNunzio, was the sole director/officer of each constituent corporation in the Reorganization.

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

Pursuant to the above, on April 26, 2021, Sauer Energy, Inc. filed Articles of Merger with the Nevada Secretary of State. The merger became effective on May 5, 2021, at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Fast Track Solutions, Inc.’s (“Successors”) common stock.

Fast Track Solutions, Inc., as successor issuer to Sauer Energy, Inc., continued to trade in the OTC MarketPlace under the previous ticker symbol “SENY” until the new ticker symbol “FTRK” for the Company was released into the OTC MarketPlace on May 6, 2021. The Company was given a new CUSIP Number by CUSIP Global Services for its common stock of 31188W108.

The Company believes that the Reorganization, deemed effective on May 5, 2021, was not a transaction of the type described in subparagraph (a) of Rule 145 under the Securities Act of 1933 and the consummation of the Reorganization will not be deemed to involve an “offer”, “offer to sell”, “offer for sale” or “sale” within the meaning of Section 2(3) of the Securities Act of 1933. The Reorganization was consummated without the vote or consent of the Company’s stockholders. In addition, the provisions of NRS 92A.180 did not provide a stockholder of the Company with appraisal rights in connection with the Reorganization. The Company believes that in the absence of any right of any of the Company’s stockholders to vote with respect to the Reorganization or to insist that their shares be purchased for fair value, the Reorganization could not be deemed to involve an “offer” “offer to sell”; or “sale” within the meaning of Section 2(3) of the Securities Act of 1933.”

On May 5, 2021, after the completion of the Holding Company Reorganization, we cancelled all of the stock we held in Sauer Energy, Inc., resulting in Sauer Energy, Inc. as a stand-alone company. Pursuant to the holding company merger agreement and effects of merger, all of the assets and liabilities, if any, remain with Sauer Energy, Inc. after the Reorganization. Jeffrey DeNunzio, the Director of Sauer Energy, Inc., did not discover any assets of Sauer Energy, Inc. from the time he was appointed Director until the completion of the Reorganization and subsequent separation of Sauer Energy, Inc. as a stand-alone company.

Given that the former business plan and objectives of Sauer Energy, Inc. and the business plan and objectives of Fast Track Solutions, Inc. substantially differed from one another, we conducted the corporate separation with Sauer Energy, Inc. immediately after the effective time of the Reorganization in order to avoid any shareholder confusion. The former business plan of Sauer Energy, Inc. (the development and marketing of wind powered electric generators) under the leadership of its former directors, did not, in any way, represent the blank check business plan of Fast Track Solutions, Inc. at that time, and thus it is the belief of the Company that the corporate separation ameliorated shareholder confusion about our identity and/or corporate objectives. It is our belief that Sauer Energy was a shell company at the time of the Reorganization.

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our sole director, to be for the benefit of the corporation and its shareholders. Former shareholders of Sauer Energy, Inc. were then the shareholders of Fast Track Solutions, Inc. and had the opportunity to benefit from a business combination with another company. The Company intended to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business at that time

After the reorganization and through July 18, 2021, CRS Consulting, LLC, a Wyoming LLC owned and controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody, was our controlling shareholder, owning 700,000 shares of Series A Preferred Stock and 250,000,000 shares of Restricted Common Stock.

On July 19, 2021, Better For You Wellness, Inc., FKA “Fast Track Solutions, Inc.”, a Nevada Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), Green Ohio Ventures, LLC, an Ohio Limited Liability Company (“GOHV”), Ian James, and Stephen Letourneau, pursuant to which, on July 30, 2021 (“Closing Date”), CRS sold 700,000 shares of the Company’s Series A Preferred Stock and 250,000,000 shares of Common Stock, representing approximately 89.62% voting control of the Company; 350,000 shares of Series A Preferred Stock were transferred to Ian James, 350,000 shares of Series A Preferred Stock were transferred to Stephen Letourneau, and 250,000,000 shares of Common Stock were transferred to GOHV. The aforementioned purchasers, collectively, paid consideration of three hundred thirty-five thousand dollars ($335,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with GOHV, Ian James, and Stephen Letourneau, becoming the Company’s largest controlling stockholders having approximately 89.62% combined voting control over the Company.

Pursuant to the Agreement, on July 30, 2021, Mr. Jeffrey DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director.

On July 30, 2021, Mr. Ian James was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors and Mr. Stephen Letourneau was appointed as a Director.

On August 19, 2021, the Company filed an 8-K with the SEC to disclose an amendment to the Company’s Articles of Incorporation that the Company filed on August 18, 2021, with the Nevada Secretary of State to change its name to Better For You Wellness, Inc. Within the aforementioned 8-K, the Company disclosed that, at the time, it was pending a FINRA corporate action to affect the name change on the OTC to Better For You Wellness, Inc., and also a ticker symbol change. .FINRA announced, on their September 29, 2021 daily list, that the market effective date of our name change, and ticker symbol change, will be September 30, 2021. On September 30, 2021, we will begin trading under the symbol BFYW. The new CUSIP number associated with our common stock, as of the market effective date of September 30, 2021, is 08771B105.

On August 24, 2021, Green Ohio Ventures, LLC transferred 17,963,817 shares of restricted Common Stock of Better for You Wellness, Inc. to MRKTS Group Inc. for consulting services provided. This transaction did not result in MRKTS Group Inc. owning 5% or more of any class of securities of the issuer.

From August 24, 2021 to August 25, 2021, Green Ohio Ventures, LLC distributed, at no cost and in various quantities, a total of 24,137,499 shares of restricted Common Stock of Better for You Wellness, Inc. to 18 of its 20 members. No shares were distributed from GOHV to Ian James and Stephen Letourneau. The aforementioned transaction(s) did not result in any individual shareholder owning 5% or more of any class of securities of the issuer. The aforementioned transaction was carried out as it was deemed by GOHV to be in the best interests of its members.

On August 27, 2021, Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, were each appointed by our Board of Directors to serve as Independent Directors of the Company.

With effective dates ranging from August 28, 2021 to August 31, 2021, depending upon the individual, we entered into Independent Director Agreements with each of Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, pursuant to which each director will serve two year terms, with the option to renew terms upon completion, and receive cash compensation in the amount of $1,000 per quarter, paid in equal distributions quarterly, 200,000 shares of common stock issued quarterly in 25,000 share distributions, and a non-qualified stock option to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Directors were officially seated September 12, 2021, after notification to shareholders.

The Company’s current business plan is to explore and evaluate various opportunities in the plant-based food and beverage and consumer packaged goods sectors, including but not limited to, mergers, acquisitions, or business combination transactions, after which the Company would cease to be a “shell” or “blank check” company. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The Company’s main office is located at 1349 East Broad Street, Columbus OH 43205.

The Company has elected February 28th as its year end.

As of August 31, 2021, the Company had not yet commenced operations.

Note 2 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2021 and February 28, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2021.

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

The Company does not have any potentially dilutive instruments as of August 31, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of August 31, 2021 and February 28, 2021.

The Company’s stock-based compensation for the periods ended August 31, 2021 and February 28, 2021 was $77,000 and $0, respectively.

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

Note 3 - Going Concern

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of August 31, 2021, the Company has incurred a net loss of approximately $90,992 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $19,108 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 1, 2020, and our fiscal year end of February 28, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2021.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 and 0 shares issued and outstanding as of August 31, 2021 and February 28, 2021, respectively.

During the three months ended May 31, 2021, 700,000 shares of Series A Preferred Stock were issued to CRS Consulting, LLC (“CRS”), a Wyoming LLC owned and controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS is our controlling shareholder, owning 700,000 shares of Series A Preferred Stock and 250,000,000 shares of Restricted Common Stock. Series A Preferred Stock has no conversion rights to any other class, and every vote of Series A Preferred Stock has voting rights equal to 1,000 votes of Common Stock. On July 19, 2021, these shares were purchased. As of August 31, 2021, our CEO, Ian James, and Director, Stephen Letourneau, each hold 350,000 shares of Series A Preferred Stock (See Note 1).

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 360,046,332 and 0 shares of common stock issued and outstanding as of August 31, 2021 and February 28, 2021, respectively.

At the time of reorganization, former shareholders of Sauer Energy, Inc. became shareholders of Fast Track Solutions, Inc., representing 359,996,332 of the common shares outstanding.

On July 19, 2021, 250,000,000 shares of Restricted Common Stock were purchased by Ohio Green Ventures, LLC from CRS Consulting, LLC, a Wyoming LLC owned and controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody (See Note 1).

On August 24, 2021, Green Ohio Ventures, LLC transferred 17,963,817 shares of restricted Common Stock of Better for You Wellness, Inc. to MRKTS Group Inc. for consulting services provided.

From August 24, 2021 to August 25, 2021, Green Ohio Ventures, LLC distributed, at no cost and in various quantities, a total of 24,137,499 shares of restricted Common Stock of Better for You Wellness, Inc. to 18 of its 20 members. No shares were distributed from GOHV to Ian James and Stephen Letourneau (See Note 1).

On August 24, 2021, 50,000 shares of Restricted Common Stock were issued to CRS as compensation for consulting services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled $7,000.

Additional Paid-In Capital

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,441 during the period ended August 31, 2021. During the period ended August 31, 2021, former related party Paul Moody paid expenses on behalf of the Company totaling $500.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $1,185 during the period ended February 28, 2021.

The $8,126 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Loan to Company

During the period ended August 31, 2021, our CEO, Ian James, paid expenses on behalf of the Company totaling $65 and shareholder, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling $300. These payments are considered as loans to the Company, which are noninterest-bearing, unsecured and payable on demand.

Note 8 - Subsequent Events

On September 17, 2021, our Board of Directors unanimously approved to enter into and consummate a “Term Sheet” with Williamsburg Venture Holdings LLC, a Nevada limited liability company (“WVH”). WVH is a multi-strategy, private investment fund located in New York. The Term Sheet is a private placement with registration rights, providing WVH the ability to purchase up to $30,500,000 of our Common Stock. The term of the Term Sheet is for 36 months. Following the execution of the term sheet, the Company is to pay WVH $15,000 to cover associated expenses relating to, amongst other things, preparation of future securities agreements relating to the Term Sheet. Upon entering into definitive agreements with WVH for the purchase and sale of equity, WVH is to immediately purchase $250,000 of the Company’s restricted common stock from the Company at a 15% discount to the last closing price of our Common Stock as reported by the OTC Markets Group. Any future proceeds from the sale of shares, pursuant to the aforementioned term sheet, are to go towards the Company to be used for working capital. Pursuant to the Term Sheet, WVH may not acquire, at any point, more than 4.99% of our outstanding shares of common stock.

On September 17, 2021, our Board of Directors unanimously approved to enter into and consummate an agreement with SRAX, Inc., a Delaware Company (“SRAX”). Pursuant to the agreement with SRAX, the Company will be granted access to a platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers' behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, we paid SRAX $20,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

Also on September 17, 2021, our Board of Directors unanimously agreed to approve to enter into and consummate another agreement with SRAX, whereas SRAX will provide advertising and marketing services to the Company on a case-by-case basis, as may be requested by the Company.

On October 12, 2021, 250 000 shares of Restricted Common Stock were issued to CRS as compensation for consulting services.

Subsequent to August 31, 2021, Green Ohio Ventures, LLC paid expenses on behalf of the Company totaling $45,604.78. These payments are considered as loans to the Company, which are noninterest-bearing, unsecured and payable on demand.

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

Company Overview

Corporate History

Better For You Wellness, Inc. (we, us, our, the "Company" or the "Registrant"), formerly known as Fast Track Solutions, Inc., was incorporated in the State of Nevada on December 1, 2020.

On January 28, 2021, as a result of an Application for Custodianship granted by the Eighth Judicial District Court, Clark County Nevada, styled as “In the matter of: Sauer Energy, Inc., a Nevada corporation, Case Number: A-20-826848-P”, Jeffrey DeNunzio was appointed Custodian of Sauer Energy, Inc. (the “Predecessor”).

On April 26, 2021, the Company entered into a “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230 and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were Sauer Energy, Inc. (“SENY” or “Predecessor”), Better For You Wellness, Inc. (“Successor”), and Fast Track Merger Sub, Inc. (“Merger Sub”). Jeffrey DeNunzio was the sole director/officer of each constituent corporation in the Reorganization.

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

Pursuant to the above, on April 26, 2021, Sauer Energy, Inc. filed Articles of Merger with the Nevada Secretary of State. The merger became effective on May 5, 2021 at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Better For You Wellness, Inc.’s (“Successors”) common stock.

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

On July 19, 2021, Fast Track Solutions, Inc., a Nevada Corporation (the “Company”), entered into a Share Purchase Agreement (the “Agreement”) by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), Green Ohio Ventures, LLC, an Ohio Limited Liability Company (“GOHV”), Ian James, and Stephen Letourneau, pursuant to which, on July 30, 2021 (“Closing Date”), CRS sold 700,000 shares of the Company’s Series A Preferred Stock and 250,000,000 shares of Common Stock, representing approximately 89.62% voting control of the Company; 350,000 shares of Series A Preferred Stock were transferred to Ian James, 350,000 shares of Series A Preferred Stock were transferred to Stephen Letourneau, and 250,000,000 shares of Common Stock were transferred to GOHV. The aforementioned purchasers, collectively, paid consideration of three hundred thirty-five thousand dollars ($335,000) (the “Purchase Price”). The consummation of the transactions contemplated by the Agreement resulted in a change in control of the Company, with Ian James, Stephen Letourneau and GOHV becoming the Company’s largest controlling stockholders.

As of July 19, 2021, Green Ohio Ventures, LLC was comprised of 20 members. Ian James and Stephen Letourneau, collectively, retained a majority of the membership interests (collectively constituting approximately 84.12%) of GOVH.

On July 30, 2021, Mr. Jeffrey DeNunzio resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. DeNunzio resigned as Director on the Closing Date.

On July 30, 2021, Mr. Ian James was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors. Also on July 30, 2021, Mr. Stephen Letourneau was appointed Director.

The resignation of Mr. DeNunzio was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. There is no arrangement or understanding among the newly appointed officers and directors or any other person pursuant to which they were appointed as a director and officer of the Company.

On August 18, 2021,a Certificate of Amendment to change our name to “Better For You Wellness, Inc.” was filed with the Nevada Secretary of State on August 18, 2021 with an effective date of the same date.

On August 27, 2021, Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, were each appointed by our Board of Directors to serve as Independent Directors of the Company.

On September 17, 2021, our Board of Directors unanimously approved to enter into and consummate a “Term Sheet” with Williamsburg Venture Holdings LLC, a Nevada limited liability company (“WVH”). WVH is a multi-strategy, private investment fund located in New York. The Term Sheet is a private placement with registration rights, providing WVH the ability to purchase up to $30,500,000 of our Common Stock. The term of the Term Sheet is for 36 months. Following the execution of the term sheet, the Company is to pay WVH $15,000 to cover associated expenses relating to, amongst other things, preparation of future securities agreements relating to the Term Sheet. Upon entering into definitive agreements with WVH for the purchase and sale of equity, WVH is to immediately purchase $250,000 of the Company’s restricted common stock from the Company at a 15% discount to the last closing price of our Common Stock as reported by the OTC Markets Group. Any future proceeds from the sale of shares, pursuant to the aforementioned term sheet, are to go towards the Company to be used for working capital. Pursuant to the Term Sheet, WVH may not acquire, at any point, more than 4.99% of our outstanding shares of common stock.

On September 17, 2021, our Board of Directors unanimously approved to enter into and consummate an agreement with SRAX, Inc., a Delaware Company (“SRAX”). Pursuant to the agreement with SRAX, the Company will be granted access to a platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers' behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, we paid SRAX $20,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

On September 17, 2021, our Board of Directors unanimously agreed to approve to enter into and consummate another agreement with SRAX, whereas SRAX will provide advertising and marketing services to the Company on a case by case basis, as may be requested by the Company.

On September 17, 2021, Mr. David H. Deming was appointed Secretary of the Company’s Board of Directors by the Company’s Board of Directors.

On September 17, 2021, our Board of Directors unanimously agreed to engage Carter Ledyard Milburn LLP as the Company’s legal counsel going forward, to be consulted on a case by case basis as may be necessary. Any future legal fees that may be incurred are to be billed hourly and may not be static. We believe legal counsel to be important to the growth of the Company going forward.

On September 29, 2021, FINRA announced, on their daily list, that the market effective date of our name change, and ticker symbol change, was September 30, 2021. On September 30, 2021, we began trading under the symbol BFYW. The new CUSIP number associated with our common stock, as of the market effective date of September 30, 2021, is 08771B105.

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

Liquidity and Capital Resources

Our cash balance is $0 as of August 31, 2021. We have been utilizing funds, may continue to utilize funds, from Ian James, our Chief Executive Officer.

Mr. James has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenues

The company has generated no revenue to date, as the company is currently a shell company. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods ("CPG") sectors including but not limited to mergers, acquisitions, or business combination transactions after which the Company would cease to be a "shell" or "blank check" company.

Net Income

We recorded a net loss of $14,005 and $86,057, respectively, for the three and six months ended August 31, 2021.

Cash flow

For the six months ended August 31, 2021, we had negative cash flows from operating activities in the amount of $7,307.

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

As of August 31, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: domination of management by a single individual without adequate compensating controls, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer who also serves as our Chief Financial Officer in connection with the above evaluation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended August 31, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.11	Amendment to Certificate of Incorporation (2)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2021 (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Filed as an exhibit to the Company's Form 10-12G, as filed with the SEC on March 23, 2021, and incorporated herein by this reference.
(2)	Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on August 19, 2021, and incorporated herein by this reference.
(3)	Filed herewith.
(4)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Better For You Wellness, Inc.

(Registrant)

By: /s/ Ian James

Name: Ian James

Chief Executive Officer and Chief Financial Officer

Dated: October 20, 2021