Form 10-Q
period 2021-11-30
Better For You Wellness, Inc.
filed 2022-01-06
CIK 1852707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56262

Better For You Wellness, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-2903933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1349 East Broad Street Columbus, OH	43205
(Address of Principal Executive Offices)	(Zip Code)

1 (614) 368-9898

(registrant’s telephone number, including area code)

N/A

(former name or former mailing address, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of January 1, 2022, there were 370,072,945 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Balance Sheet

	November 30, 2021	February 28, 2021 (Audited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loans to Company – related party	$156,756	$-
Accrued Expenses	$117,017	$3,750

TOTAL LIABILITIES	$273,773	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 700,000 and 0 issued and outstanding as of November 30, 2021 and February 28, 2021, respectively)	70	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 363,024,072 and 0 issued and outstanding as of November 30, 2021 and February 28, 2021,respectively)	36,302	-
Additional paid-in capital	846,943	1,185
Accumulated deficit	(1,157,088)	(4,935)
Total Stockholders’ Equity (Deficit)	(273,773)	$(3750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Statement of Operations

(Unaudited)

	Three Months Ended November 30, 2021	Nine Months Ended November 30, 2021

Operating Expenses:
Selling, general and administrative expenses	$533,854	$542,910

Share-based expense	532,243	609,243
Total operating expenses	1,066,097	1,152,153

Net loss	$(1,066,097)	$(1,152,153)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	361,664,351	287,241,405

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period December 1, 2020 (Inception) to November 30, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 1, 2020	-	$-	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,185	-	1,185
Net loss	-	-	-	-	-	(4,935)	(4,935)
Balances, February 28, 2021	-	$-	-	$-	$1,185	$(4,935)	$(3,750)
Common shares issued after reorganization	359,996,332	36,000	-	-	(36,000)	-	-
Preferred shares issued after reorganization	-	-	700,000	70	69,930	-	70,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	3,951	-	3,951
Net loss	-	-	-	-	-	(72,051)	(72,051)
Balance, May 31, 2021	$359,996,332	$36,000	700,000	$70	$39,607	$(76,986)	$(1,850)
Common shares issued for services	50,000	5	-	-	6,995	-	7,000

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,990	-	2,990
Net loss	-	-	-	-	-	(14,005)	(14,005)
Balances, August 31, 2021	$360,046,332	$36,005	700,000	$70	$49,052	$(90,992)	$(5,865)
Common share issued for services to the Company	2,977,740	298	-	-	531,945	-	532,243
Stock options expense	-	-	-	-	265,946	-	265,946
Net loss	-	-	-	-	-	(1,066,097)	(1,066,097)
Balances, November 30, 2021	$363,024,072	$36,302	700,000	$70	$846,943	$(1,157,088)	$(273,773)

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Statement of Cash Flows

(Unaudited)

Nine Months Ended November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,152,153)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued	539,243
Preferred stock issued	70,000
Stock options expense	265,946
Changes in current assets and liabilities:
Accrued expenses	113,267
Net cash used in operating activities	(163,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses contributed to capital	$6,941
Loan to company – related party	156,756
Net cash provided by financing activities	163,697
Net change in cash	$-
Beginning cash balance	-
Ending cash balance	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Notes to Unaudited Financial Statements

Note 1 - Organization and Description of Business

Better For You Wellness, Inc. (we, us, our, the “Company” or the “Registrant”) was originally incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020.

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

On August 18, 2021, we filed an amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State to change our name to Better For You Wellness, Inc. On September 30, 2021, we began trading under the symbol BFYW. The new CUSIP number associated with our common stock, as of the market effective date of September 30, 2021, is 08771B105.

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

On August 27, 2021, Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, were each appointed by our Board of Directors to serve as Independent Directors of the Company. On September 1, 2021, we entered into Independent Director Agreements with each of Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, pursuant to which each director will serve two year terms, with the option to renew terms upon completion, and receive cash compensation in the amount of $1,000 per quarter, paid in equal distributions quarterly, 200,000 shares of common stock issued quarterly in 25,000 share distributions, and a non-qualified stock option to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Directors were officially seated September 12, 2021, after notification to shareholders.

The Company’s current business plan is to explore and evaluate various opportunities in the plant-based food and beverage and consumer packaged goods sectors, including but not limited to, mergers, acquisitions, or business combination transactions. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The Company’s main office is located at 1349 East Broad Street, Columbus OH 43205.

The Company has elected February 28th as its year end.

As of November 30, 2021, the Company had not yet commenced operations.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2021 and February 28, 2021 were $0 for both periods.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at November 30, 2021.

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

The Company does not have any potentially dilutive instruments as of November 30, 2021 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of November 30, 2021 and February 28, 2021.

The Company’s stock-based compensation for the periods ended November 30, 2021 and February 28, 2021 was $609,243 and $0, respectively.

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

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management’s plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of November 30, 2021, the Company has incurred a net loss of approximately $1,157,088 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $242,988 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 1, 2020, and our fiscal year end of February 28, 2021, we have completed only one taxable fiscal year.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2021 other than the following:

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

On September 17, 2021, our Board of Directors unanimously approved to enter into and consummate an agreement with SRAX, Inc., a Delaware Company (“SRAX”). Pursuant to the agreement with SRAX, the Company will be granted access to a platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers’ behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, we paid SRAX $20,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

Also on September 17, 2021, our Board of Directors unanimously agreed to approve to enter into and consummate another agreement with SRAX, whereas SRAX will provide advertising and marketing services to the Company on a case-by-case basis, as may be requested by the Company.

Note 6 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 and 0 shares issued and outstanding as of November 30, 2021 and February 28, 2021, respectively.

During the three months ended May 31, 2021, 700,000 shares of Series A Preferred Stock were issued to CRS Consulting, LLC (“CRS”), a Wyoming LLC owned and controlled by Jeffrey DeNunzio, Thomas DeNunzio and Paul Moody. CRS is our controlling shareholder, owning 700,000 shares of Series A Preferred Stock and 250,000,000 shares of Restricted Common Stock. Series A Preferred Stock has no conversion rights to any other class, and every vote of Series A Preferred Stock has voting rights equal to 1,000 votes of Common Stock. On July 19, 2021, these shares were purchased. As of November 30, 2021, our CEO, Ian James, and Director, Stephen Letourneau, each hold 350,000 shares of Series A Preferred Stock (See Note 1).

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 363,024,072 and 0 shares of common stock issued and outstanding as of November 30, 2021 and February 28, 2021, respectively.

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

On October 11, 2021, 2,602,740 shares of Restricted Common Stock were issued to SRAX, Inc as compensation for marketing services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled $468,493.

On October 11, 2021, 250,000 shares of Restricted Common Stock were issued to CRS as compensation for consulting services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled $45,000.

On November 17, 2021, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled $18,750.

Stock Options

During the nine months ended November 30, 2021, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 2,500,000 fully vested on September 30, 2021. 17,500,000 shares vest over the next 2 years, 2,500,000 shares per quarter. The options have the exercise price of $.25 per share. These options expire 5 years after issue. The aggregate intrinsic value of these outstanding options as of November 30, 2021, was $0.

The Company fair valued the options on the grant date at $2,127,565 using a Black-Scholes option pricing model with the following assumptions: stock price of $.15 per share (based on the quoted trading price on the date of grant), volatility of 151.08%, expected term of 5 years, and a risk-free interest rate range of .98%. The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the nine months ended November 30, 2021 was $265,946. The total unamortized stock option expense at November 30, 2021 was $1,861,619.

Additional Paid-In Capital

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,441 during the period ended November 30, 2021. During the period ended November 30, 2021, former related party Paul Moody paid expenses on behalf of the Company totaling $500.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $1,185 during the period ended February 28, 2021.

The $8,126 in total payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 7 - Related-Party Transactions

Loan to Company

During the period ended November 30, 2021, our CEO, Ian James, paid expenses on behalf of the Company totaling $65 and shareholder, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling $156,691. These payments are considered as loans to the Company, which are noninterest-bearing, unsecured and payable on demand.

Note 8 - Subsequent Events

On December 3, 2021, the Company executed an Amended and Corrected Equity Purchase Agreement (the “Equity Purchase Agreement”) with Williamsburg Venture Holdings LLC, a Nevada limited liability Company (“WVH”). The Equity Purchase Agreement provides that WVH shall purchase from the Company, upon the filing of a Current Report on Form 8-K regarding the Company ceasing to be a “shell” company and on the approval of an uplisting to the OTCQB or higher market, $250,000 of the Company’s common stock at a 15% discount to the last closing price of the Company’s common stock as reported by the OTC Markets Group.  The Equity Purchase Agreement also provides that, upon the filing of a registration statement on Form S-1 covering all the shares sold to WVH under the Equity Purchase Agreement and related Amended and Corrected Registration Rights Agreement (the “Registration Rights Agreement”), WVH shall purchase an additional $250,000 of the Company’s common stock at a 15% discount to the last closing price of the Company’s common stock as reported by the OTC Markets Group.

On December 3, 2021, the Company also executed the Registration Rights Agreement with WVH.  Under the terms and conditions of the Registration Rights Agreement, and to induce WVH to enter into the Equity Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Rights agreement provides that the Company shall, on or before the one hundred and eightieth (180th) day after December 3, 2021, file with the SEC a prospectus supplement on effective Form S-1 covering the maximum number of Registrable Securities (as defined therein) as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the WVH, including but not limited to under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and the WVH (the “Initial Registration Statement”). The Initial Registration Statement shall register only Registrable Securities. The Company shall use its commercially reasonable efforts to have the Initial Registration Statement and any amendment thereto declared effective by the SEC at the earliest possible date (in any event, within ninety (90) calendar days after the filing date of the Initial Registration Statement).  The Registration Rights Agreement also provides that the Company is obligated to file additional registration statements under certain circumstances.

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

Company Overview

Corporate History

Better For You Wellness, Inc. (we, us, our, the “Company” or the “Registrant”), formerly known as Fast Track Solutions, Inc., was incorporated in the State of Nevada on December 1, 2020.

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

On July 19, 2021, Fast Track Solutions entered into a Share Purchase Agreement by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), Green Ohio Ventures, LLC, an Ohio Limited Liability Company (“GOHV”), Ian James, and Stephen Letourneau, pursuant to which, on July 30, 2021, CRS sold 700,000 shares of the Fast Track Solutions’ Series A Preferred Stock and 250,000,000 shares of Common Stock, representing approximately 89.62% voting control of Fast Track Solutions; 350,000 shares of Series A Preferred Stock were transferred to Ian James, 350,000 shares of Series A Preferred Stock were transferred to Stephen Letourneau, and 250,000,000 shares of Common Stock were transferred to GOHV. The aforementioned purchasers, collectively, paid consideration of three hundred thirty-five thousand dollars ($335,000). The consummation of the transactions contemplated by this Share Purchase Agreement resulted in a change in control of Fast Track Solutions, with Ian James, Stephen Letourneau and GOHV becoming the largest controlling stockholders.

Ian James and Stephen Letourneau retained a majority of the membership interests (collectively constituting approximately 84.12%) of GOVH.

On July 30, 2021, Mr. Jeffrey DeNunzio resigned as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer. In addition, Mr. DeNunzio resigned as Director on July 30, 2021. Mr. Ian James was also appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors, and Mr. Stephen Letourneau was appointed Director. The resignation of Mr. DeNunzio was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. .

On August 18, 2021, a Certificate of Amendment to change our name to “Better For You Wellness, Inc.” was filed with the Nevada Secretary of State.

On August 27, 2021, Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, were each appointed by our Board of Directors to serve as Independent Directors of the Company.

On September 17, 2021, we entered into “Term Sheet” with Williamsburg Venture Holdings LLC, a Nevada limited liability company (“WVH”). WVH is a multi-strategy, private investment fund located in New York. The Term Sheet is a private placement with registration rights, providing WVH the ability to purchase up to $30,500,000 of our Common Stock. The term of the Term Sheet is for 36 months. Following the execution of the term sheet, the Company is to pay WVH $15,000 to cover associated expenses relating to, amongst other things, preparation of future securities agreements relating to the Term Sheet. Upon entering into definitive agreements with WVH for the purchase and sale of equity, WVH is to immediately purchase $250,000 of the Company’s restricted common stock from the Company at a 15% discount to the last closing price of our Common Stock as reported by the OTC Markets Group. Any future proceeds from the sale of shares, pursuant to the aforementioned term sheet, are to go towards the Company to be used for working capital. Pursuant to the Term Sheet, WVH may not acquire, at any point, more than 4.99% of our outstanding shares of common stock.

On September 17, 2021, we entered into an agreement with SRAX, Inc., a Delaware Company (“SRAX”). Pursuant to the agreement with SRAX, the Company will be granted access to a platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers’ behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, we paid SRAX $20,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

On September 17, 2021, we entered into another agreement with SRAX, whereas SRAX will provide advertising and marketing services to the Company on a case by case basis, as may be requested by the Company.

On September 17, 2021, Mr. David H. Deming was appointed Secretary of the Company’s Board of Directors.

On September 17, 2021, we engaged Carter Ledyard Milburn LLP as the Company’s legal counsel going forward, to be consulted on a case by case basis as may be necessary. Any future legal fees that may be incurred are to be billed hourly and may not be static. We believe legal counsel to be important to the growth of the Company going forward.

On September 30, 2021, we began trading under the symbol BFYW. The new CUSIP number associated with our common stock is 08771B105.

On November 18, 2021, Ms. Leslie Bumgarner advised the Company’s board of directors that she will resign as a board member of the Company and that her resignation is effective upon December 31, 2021.The resignation of Ms. Bumgarner was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On December 3, 2021, the Company executed an Amended and Corrected Equity Purchase Agreement (the “Equity Purchase Agreement”) with Williamsburg Venture Holdings LLC, a Nevada limited liability Company (“WVH”). The Equity Purchase Agreement provides that WVH shall purchase from the Company, upon the filing of a Current Report on Form 8-K regarding the Company ceasing to be a “shell” company and on the approval of an uplisting to the OTCQB or higher market, $250,000 of the Company’s common stock at a 15% discount to the last closing price of the Company’s common stock as reported by the OTC Markets Group.  The Equity Purchase Agreement also provides that, upon the filing of a registration statement on Form S-1 covering all the shares sold to WVH under the Equity Purchase Agreement and related Amended and Corrected Registration Rights Agreement (the “Registration Rights Agreement”), WVH shall purchase an additional $250,000 of the Company’s common stock at a 15% discount to the last closing price of the Company’s common stock as reported by the OTC Markets Group.

On December 3, 2021, the Company also executed the Registration Rights Agreement with WVH.  Under the terms and conditions of the Registration Rights Agreement, and to induce WVH to enter into the Equity Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act.  The Registration Rights agreement provides that the Company shall, on or before the one hundred and eightieth (180th) day after December 3, 2021, file with the SEC a prospectus supplement on effective Form S-1 covering the maximum number of Registrable Securities (as defined therein) as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the WVH, including but not limited to under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and the WVH (the “Initial Registration Statement”). The Initial Registration Statement shall register only Registrable Securities. The Company shall use its commercially reasonable efforts to have the Initial Registration Statement and any amendment thereto declared effective by the SEC at the earliest possible date (in any event, within ninety (90) calendar days after the filing date of the Initial Registration Statement). The Registration Rights Agreement also provides that the Company is obligated to file additional registration statements under certain circumstances.

On December 6, 2021, we announced that the Company has formed a wholly-owned subsidiary, Glow Market LLC (“Glow Market”), an Ohio Limited Liability Company, to build and operate digitally-native, mission-driven brands within the clean beauty sector in multiple consumer product categories. The Company’s subsidiary, Glow Market, has launched its first brand, Better Suds, an impact-driven brand that sells cruelty-free natural soap. Better Suds is committed to positively impacting the environment by removing 1 pound of plastic from the ocean for every soap sold through donations to Ocean Blue Project Inc., which is a 501(c)(3) organization removes plastics from oceans and waterways.

With the Company’s launch of Glow Market and Better Suds, we announced that the Company has ceased to be a shell company, as defined in Rule 12b-2 under the Exchange Act, and is no longer a blank-check company.

On December 9, 2021, we announced that the Company has submitted an application to the OTC Markets Group to up-list its common stock for trading on the OTC Markets Venture Market, or the OTCQB, and pending the completion of the application process and its acceptance by the OTC Markets Group, the Company expects that its common stock will begin trading on the OTCQB under the Company’s current ticker symbol “BFYW”.

On December 14, 2021, we appointed Christina Jefferson to the Board as an Independent Director, effective January 1, 2022, in order to replace Leslie Bumgarner whose resignation became effective December 31, 2021.

On December 15, 2021, we reported on a phased fundraising of up to $1,000,000 USD in a Private Placement Offering of restricted Common Stock to investors who qualify as “accredited investors”. The purpose of this phased Private Placement Offering is to bolster the Company’s balance sheet as it works towards finalizing and closing the acquisitions contemplated in the Company’s three previously announced Letters of Intent with Ironwood Clay Co., Mary Louise Cosmetics, and Cannuka.

ITEM 9.01. Financial Statements and Exhibits.

The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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

Liquidity and Capital Resources

Our cash balance is $0 as of November 30, 2021. We have been utilizing funds, may continue to utilize funds, from Ian James, our Chief Executive Officer.

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

Revenues

The company has generated no revenue to date, as the company is currently a shell company. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods (“CPG”) sectors including but not limited to mergers, acquisitions, or business combination transactions after which the Company would cease to be a “shell” or “blank check” company.

Net Income

We recorded a net loss of $1,066,097and $1,152,153, respectively, for the three and nine months ended November 30, 2021.

Cash flow

For the nine months ended November 30, 2021, we had negative cash flows from operating activities in the amount of $163,697.

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

COVID-19

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 spread globally in 2020. This outbreak resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty.

Our operations have not been materially impacted by the pandemic in 2021.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of November 30, 2021, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred for the fiscal quarter ended November 30, 2021, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.11	Amendment to Certificate of Incorporation (2)

3.2	By-laws (1)

10.1	Amended and Corrected Equity Purchase Agreement by and between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC (3)

10.2	Amended and Corrected Registration Rights Agreement by and between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC (3)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2021 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

101.INS	Inline XBRL Instance Document (5)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (5)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (5)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. (5)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. (5)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(5)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).(5)

(1)	Filed as an exhibit to the Company’s Form 10-12G, as filed with the SEC on March 23, 2021, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on August 19, 2021, and incorporated herein by this reference.

(3)	Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on December 8, 2021, and incorporated herein by this reference.

(4)	Filed herewith.

(5)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Better For You Wellness, Inc.

Date: January 6, 2022	By:	/s/ Ian James
	Name:	Ian James
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)