Form 10-K
period 2022-02-28
Better For You Wellness, Inc.
filed 2022-06-15
CIK 1852707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-56262

BETTER FOR YOU WELLNESS, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-2903933
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1349 East Broad Street, Columbus, OH 43205

(Address of principal executive offices, including ZIP code)

1 (614) 368-9898

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities Registered Pursuant To Section 12(g) Of The Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of the registrant’s common stock (based on the closing price as quoted on OTCQB on August 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $0.1545. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 10, 2022, there were 385,068,169 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

BETTER FOR YOU WELLNESS, INC.

FORM 10-K

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements”. These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward-looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: the impacts of the COVID-19 pandemic and other global economic disruptions on our business, including, among other things, disruptions to our supply chain, including, but not limited to, raw materials and freight costs, the availability of qualified labor, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled “Risk Factors” contained in this Annual Report in Item 1A. Additional factors that might cause such differences include, but are not limited to: the continued impacts of the COVID-19 pandemic and its effect on, among other things, factory sales, retail sales, royalty and marketing fees and operations, the effect of any governmental action or mandated employer-paid benefits in response to the COVID-19 pandemic, our ability to manage costs and reduce expenditures in the current economic environment and the availability of additional financing if and when required. These forward-looking statements apply only as of the date of this Annual Report. As such they should not be unduly relied upon for more current circumstances. Except as required by law, we undertake no obligation to release publicly any revisions to these forward-looking statements that might reflect events or circumstances occurring after the date of this Annual Report or those that might reflect the occurrence of unanticipated events.

ii

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Better For You Wellness, Inc. (we, us, our, the “Company” or the “Registrant”) was originally incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020. We are a sustainable brands and services company headquartered in Columbus, Ohio. We are evaluating opportunities targeting six goals-based wellness categories within the rapidly growing wellness industry to create a leading global wellness conglomerate.

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

The Company’s head office is located at 1349 East Broad Street, Columbus, OH 43205.

Business Overview

Through our dual buy and build business model, we evaluate the wellness industry in the following six goals-based categories:

●	Better Health

●	Better Fitness

●	Better Nutrition

●	Better Appearance

●	Better Sleep

●	Better Mindfulness

Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

We believe wellness consumers purchase with intention and specifically seek out the brands and products that improve their quality of life. Furthermore, we believe wellness consumers pursue these six goals-based dimensions of wellness and are positioning the Company to capitalize on this demand. With skin being humans’ largest organ, we have initially prioritized skincare and haircare to help wellness consumers look and feel better with clean and natural products. We intend to expand into additional wellness categories with functional foods, beverages, supplements, and more.

Our management team brings deep expertise in heavily regulated industries, operating, brand identity, genetics, and services, and raising capital to the public market. We seek synergistic and complementary mergers and acquisition opportunities, implementing operational efficiencies to eliminate duplicative measures and centralize administrative operations to achieve more significant revenues and profitability. Additionally, we expect to leverage our network of retail relationships, as well as acquire and manage brands and services cultivated in the beauty and wellness industry to secure sales in major retailers in the United States and globally.

Our management team monitors a variety of trends and factors that follow which could impact our operating performance.

Revenue Strategy

Our revenue growth strategy follows a dual buy and build model in which we acquire brands and related infrastructure, as well as develop brands and related infrastructure in-house. In addition to scaling the Company’s wholly-owned subsidiary, Glow Market LLC, which currently owns and operates our Better Suds soap brand, we have executed multiple non-binding letters of intent to acquire companies within the skincare sector including a vertically-integrated skincare manufacturer and multiple brands. The closing of these respective transactions is dependent on numerous factors including but not limited to satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance.

Market Opportunity

We aim to become a major participant in the $1.5 trillion global wellness industry. We believe our innovative wellness-related offerings converge with wellness consumer trends and demands for “Better-For-You” brands and products that can satisfy all pricing points. We expect consumer trends towards adoption of these healthier lifestyles to continue.

Competition

We will compete with companies that operate in the plant-based and science-focused wellness market. Many of our competitors will have substantially greater financial resources, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, more extensive production and distribution capabilities, more robust brand recognition, more significant marketing resources, and more comprehensive product lines than us. We believe that principal competitive factors in this category include, among others, quality ingredients, wellness profile, cost, convenience, branding, and marketing.

Sales and Marketing Costs

As we continue to grow our “BFYW” product portfolio, we expect to expand our sales and marketing team by adding dedicated personnel to service additional retail customers. Outside sales representatives and brokers may be added to expand our sales efforts. We further envision engaging, developing and possibly acquiring a subscription box retail operation. Marketing expenditures are expected to begin primarily online and in product fees (as we engage retail store expansion), as well as other similar in-store marketing costs. These expenses will be categorized as net deductions to revenue under GAAP instead of marketing expenses. We plan to hire a national marketing firm to implement digital video and display campaigns, connected television, social media, and search engine marketing. As we expand and grow revenue, we will build a brand management team (to support Management, who oversees all “BFYW” marketing efforts) to focus on digital marketing, social media, and other marketing functions.

Operating Costs

Our operating costs include raw materials, labor and related benefits, manufacturing overhead, marketing, sales, distribution, shipping, and other general and administrative expenses. We manage the impact of our operating costs through select raw ingredient contracts with growers and material providers.

Fluctuations in Costs

Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs, and our productivity efforts. If we are unable to manage commodity and other cost fluctuations through pricing actions, cost savings projects, sourcing decisions, and consistent productivity improvements, it may adversely impact our gross margin, operating margin, and net earnings. Sales can also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve, and sustain cost improvement plans, including supply chain optimization, general overhead and workforce optimization, as well as outsourcing projects as deemed appropriate.

Commodities

In the future, our profitability could depend on our ability to anticipate and react to raw material costs, among other things. Raw materials can be sourced from various parts of the globe, and the prices of raw goods are subject to many factors beyond our control. These factors include variables in the farming businesses (including crop degradation due to adverse weather conditions, natural disasters, and pestilence), the size and number of growers who produce crops, changes in national or world economic conditions, political events, tariffs, trade wars or other events.

Employees

At February 28, 2022, we employed 2 full-time employees, Mr. Ian James, who was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors, and Mr. Stephen Letourneau, who was appointed as the Chief Branding Officer, and Director.

Acquisitions

The Company follows a dual buy and build business model for growth through acquisitions and in-house development of brands. We have executed multiple non-binding letters of intent to acquire companies within the skincare sector including a vertically-integrated skincare manufacturer and multiple brands. The closing of these respective transactions is dependent on numerous factors, including but not limited to satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance.

Available Information

The Internet address of our website is www.bfyw.com.

Business of Issuer

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

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51)-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s current business plan is to explore and evaluate various opportunities in the plant-based food and beverage and consumer packaged goods sectors (“Plant-based Businesses”), including but not limited to, mergers, acquisitions, or business combination transactions. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will restrict its potential candidate target companies to Plant-based Businesses, but will not restrict its potential target companies in terms of geographical location. The Company may merge with or acquire another company in which the promoters, management, or promoters’ or managements’ affiliates or associates, directly or indirectly, have an ownership interest.

The Company was a shell company prior to the Reorganization which occurred as a result of the consummation of the transaction contemplated by the Agreement and Plan of Merger, and Sauer Energy, Inc. was a private operating company. The reverse acquisition by a non-operating public shell company by a private operating company typically results in the owners and management of the private company having actual or effective voting and operating control of the combined company. Therefore, the reverse acquisition is considered a capital transaction in substance. In other words, the transaction is a reverse recapitalization, equivalent to the issuance of stock by the private company for the net monetary assets of the shell company accompanied by a recapitalization. Therefore, the acquisition was accounted for as a recapitalization and Sauer Energy, Inc. is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of Sauer Energy, Inc. have been brought forward at their book value and no goodwill has been recognized.

Accordingly, the reverse acquisition has been treated as a corporate restructuring (reorganization) of entities under common control and thus the current capital structure of Sauer Energy, Inc. has been presented in prior periods as if such a structure existed at that time and in accordance with ASC 805-50-45-5.

As a result of the closing of the Agreement and Plan of Merger, the Company ceased to be a shell company. The analysis of new business opportunities will be undertaken by or under the supervision of Mr. Ian James, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors. As of this date, the Company has not entered into any other definitive agreement with any party, nor have there been any specific discussions with any other potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Target is focused in the plant-based food and beverage and consumer packaged goods sectors;

(b)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(c)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(d)	Strength and diversity of management, either in place or scheduled for recruitment;

(e)

Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(f)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(g)	The extent to which the business opportunity can be advanced;

(h)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and,

(i)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Additionally, Better For You Wellness, Inc. will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be a merger or acquisition candidate for Better For You Wellness, Inc. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Better For You Wellness, Inc. and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Better For You Wellness, Inc. will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Security holders, who received securities from us when we became a shell company, are considered underwriters in connection with any resale of those securities until one year from the date the Company’s Form 10 information was publicly filed on March 23, 2021, as specified in Rule 144(i). Shares of our common stock which are not registered with the Securities and Exchange Commission, but are currently held by shareholders, cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) so long as the Company is designated a “shell company” and for 12 months after it ceases to be a “shell company,” provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

If the Company engages in a registration statement offering our securities for sale as a blank check company or with a company that would still be considered a shell company or blank check company, our securities will require registration subject to Rule 419. The Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Should we file a registration statement offering of our securities for sale before we complete a business combination with an operating company, the Company would be considered a blank check company within the meaning of Rule 419 and any sales of the stock issued in the offering would require a registration under the Securities Act of 1933, as amended, furthermore, the registered securities and the proceeds from an offering subject to Rule 419 require the following:

a)	Deposit and investment of proceeds

All offering proceeds, after deduction of cash paid for underwriting commissions, underwriting expenses and dealer allowances, and amounts permitted to be released to the registrant shall be deposited promptly into the escrow or trust account; provided, however, that no deduction may be made for underwriting commissions, underwriting expenses or dealer allowances payable to an affiliate of the registrant.

b)	Deposit of securities

All securities issued in connection with the offering, whether or not for cash consideration, and any other securities issued with respect to such securities, including securities issued with respect to stock splits, stock dividends, or similar rights, shall be deposited directly into the escrow or trust account promptly upon issuance. The identity of the purchaser of the securities shall be included on the stock certificates or other documents evidencing such securities.

c)	Release of deposited and funds securities

Post-effective amendment for acquisition agreement. Upon execution of an agreement(s) for the acquisition(s) of a business(es) or assets that will constitute the business (or a line of business) of the registrant and for which the fair value of the business(es) or net assets to be acquired represents at least 80 percent of the maximum offering proceeds, including proceeds received or to be received upon the exercise or conversion of any securities offered, but excluding amounts payable to non-affiliates for underwriting commissions, underwriting expenses, and dealer allowances, the registrant shall file a post-effective amendment disclosing the entire transaction.

Furthermore, if we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. In addition, if we enter into a transaction with a company that would still be considered a shell company or blank check company, the exemption from registration available from Rule 144, for the resales of our securities by our shareholders, would not be available to us.

In addition, the ability to register or qualify for sale any shares of stock for both initial sale and secondary trading would be limited because a number of states have enacted regulations pursuant to their securities or “blue sky” laws restricting or, in some instances, prohibiting, the sale of securities of “blank check” issuers, such as the Company, within that state. In addition, many states, while not specifically prohibiting or restricting “blank check” companies, may not register the shares for sale in their states. Because of such regulations and other restrictions, the Company’s selling efforts, if any, and any secondary market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or a blue sky application has been filed and accepted or where the shares have been registered thus limiting the issuers ability to complete this offering.

Corporate History

Agreement & Plan of Merger

Better For You Wellness, Inc. (we, us, our, the “Company” or the “Registrant”), was originally incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020.

On January 28, 2021, as a result of an Application for Custodianship granted by the Eighth Judicial District Court, Clark County, Nevada, styled as “In the matter of Sauer Energy, Inc., a Nevada corporation, Case Number: A-20-826848-P”, Jeffrey DeNunzio was appointed Custodian of Sauer Energy, Inc..

On April 26, 2021, the Company entered into an “Agreement and Plan of Merger”, whereas it agreed to, and subsequently participated in, a Nevada holding company reorganization pursuant to NRS 92A.180, NRS 92A.200, NRS 92A.230, and NRS 92A.250 (“Reorganization”). The constituent corporations in the Reorganization were Sauer Energy, Inc. (“SENY” or “Predecessor”), Fast Track Solutions, Inc. (“Successor”), and Fast Track Merger Sub, Inc. (“Merger Sub”). Jeffrey DeNunzio was the sole director/officer of each constituent corporation in the Reorganization.

Fast Track Solutions, Inc. issued 1,000 common shares of its common stock to Predecessor, and Merger Sub issued 1,000 shares of its common stock to Fast Track Solutions, Inc. immediately prior to the Reorganization. As such, immediately prior to the merger, Fast Track Solutions, Inc. became a wholly owned direct subsidiary of Sauer Energy, Inc. and Merger Sub became a wholly owned and direct subsidiary of Fast Track Solutions, Inc.

Pursuant to the above, on April 26, 2021, Sauer Energy, Inc. filed Articles of Merger with the Nevada Secretary of State. The merger became effective on May 5, 2021 at 4:00 PM EST (“Effective Time”). At the Effective Time, Predecessor was merged with and into Merger Sub (the “Merger”), and Predecessor became the surviving corporation. Each share of Predecessor common stock issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and non-assessable share of Successor’s common stock.

Fast Track Solutions, Inc., as Successor issuer to Sauer Energy, Inc., continued to trade in the OTC Marketplace under the previous ticker symbol “SENY” until trading under the more recent ticker symbol “FTRK” which the Company used from May 6, 2021 onwards. The Company was given a new CUSIP Number by CUSIP Global Services for its common stock of 31188W108.

On May 5, 2021, after the completion of the Reorganization, we canceled all of the stock we held in Sauer Energy, Inc. resulting in Sauer Energy, Inc. as a stand-alone company. Pursuant to the holding company merger agreement and effects of the Merger, all of the assets and liabilities, if any, remained with Sauer Energy, Inc. after the Reorganization. Jeffrey DeNunzio, the Director of Sauer Energy, Inc., did not discover any assets of Sauer Energy, Inc. from the time he was appointed Director until the completion of the Reorganization and subsequent separation of Sauer Energy, Inc. as a stand-alone company.

Share Exchange Agreement

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

Ian James and Stephen Letourneau together retained a majority of the membership interests (collectively constituting approximately 90.6165%) of GOHV, resulting in a respective share of 45.30825% each.

Other Corporate Events

On July 30, 2021, Mr. Jeffrey DeNunzio resigned as the Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. In addition, Mr. DeNunzio resigned as Director on July 30, 2021. Mr. Ian James was also appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors, and Mr. Stephen Letourneau was appointed Director. The resignation of Mr. DeNunzio was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 18, 2021, a Certificate of Amendment to change our name to “Better For You Wellness, Inc.” was filed with the Nevada Secretary of State.

On August 27, 2021, Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, were each appointed by our Board of Directors to serve as Independent Directors of the Company.

On September 17, 2021, we entered into “Term Sheet” with Williamsburg Venture Holdings LLC, a Nevada limited liability company (“WVH”). WVH is a multi-strategy, private investment fund located in New York, New York. The Term Sheet is a private placement with registration rights, providing WVH the ability to purchase up to $30,500,000 of our Common Stock. The term of the Term Sheet is for 36 months. Following the execution of the Term Sheet, the Company was required to pay WVH $15,000 to cover associated expenses relating to, amongst other things, preparation of future securities agreements relating to the Term Sheet. Upon entering into definitive agreements with WVH for the purchase and sale of equity, WVH was also required to immediately purchase $250,000 of the Company’s restricted common stock from the Company at a 15% discount to the last closing price of our Common Stock as reported by the OTC Markets Group. Any future proceeds from the sale of shares, pursuant to the aforementioned Term Sheet, are to go towards the Company to be used for working capital. Pursuant to the Term Sheet, WVH may not acquire, at any point, more than 4.99% of our outstanding shares of Common Stock.

On September 17, 2021, we entered into an agreement with SRAX, Inc., a Delaware Company (“SRAX”). Pursuant to the agreement with SRAX, the Company will be granted access to a platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers’ behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, we paid SRAX $20,000. Additional fees may be incurred as a result of the SPRAX agreement, but we cannot accurately determine what they may be, although we believe any fees related would be nominal.

On September 17, 2021, we entered into another agreement with SRAX, whereas SRAX will provide advertising and marketing services to the Company on a case-by-case basis, as may be requested by the Company.

On September 17, 2021, Mr. David H. Deming was appointed Secretary of the Company’s Board of Directors.

On September 17, 2021, we engaged Carter Ledyard Milburn LLP as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services. Any future legal fees that may be incurred are to be billed hourly and may not be static. We believe legal counsel to be important to the growth of the Company going forward.

On September 30, 2021, we began trading under the symbol BFYW on OTC Markets Pink Tier. The new CUSIP number associated with our Common Stock is 08771B105.

On October 1, 2021, our Board of Directors unanimously approved the establishment of an Audit Committee and appointed Montel Williams, David Deming, and Joseph Watson to the newly formed Audit Committee. Our Board of Directors also unanimously approved the establishment of a Compensation Committee and appointed Leslie Bumgarner, Montel Williams, and Joseph Watson to the newly formed Compensation Committee.

On November 18, 2021, Ms. Leslie Bumgarner advised the Company’s Board of Directors that she would resign as a director and Compensation Committee member of the Company effective upon December 31, 2021. The resignation of Ms. Bumgarner was not the result of any disagreement with the Company on any matter relating to its operations, policies or practices.

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

On December 3, 2021, the Company also executed the Registration Rights Agreement with WVH.  Under the terms and conditions of the Registration Rights Agreement, and to induce WVH to enter into the Equity Purchase Agreement, the Company has agreed to provide certain registration rights under the Securities Act.  The Registration Rights agreement provides that the Company shall, on or before the one hundred and eightieth (180th) day after December 3, 2021, file with the SEC a prospectus supplement on effective Form S-1 covering the maximum number of Registrable Securities (as defined therein) as shall be permitted to be included thereon in accordance with applicable SEC rules, regulations and interpretations so as to permit the resale of such Registrable Securities by the WVH, including but not limited to under Rule 415 under the Securities Act at then prevailing market prices (and not fixed prices), as mutually determined by both the Company and the WVH (the “Initial Registration Statement”). The Initial Registration Statement shall register only registrable securities. The Company shall use its commercially reasonable efforts to have the Initial Registration Statement, and any amendment thereto declared effective by the SEC at the earliest possible date (in any event, within ninety (90) calendar days after the filing date of the Initial Registration Statement). The Registration Rights Agreement also provides that the Company is obligated to file additional registration statements under certain circumstances.

On December 6, 2021, we announced that the Company had formed a wholly-owned subsidiary, Glow Market LLC, an Ohio Limited Liability Company, to build and operate digitally-native, mission-driven brands within the clean beauty sector in multiple consumer product categories. Glow Market LLC, launched its first brand, Better Suds, an impact-driven brand that sells cruelty-free natural soap. Better Suds is committed to positively impacting the environment by removing 1 pound of plastic from the ocean for every soap sold through donations to Ocean Blue Project Inc., a 501(c)(3) organization that removes plastics from oceans and waterways. With the Company’s launch of Glow Market LLC, we ceased to be a shell company, as defined in Rule 12b-2 under the Exchange Act, and are no longer a blank-check company.

On December 9, 2021, we announced that the Company had submitted an application to the OTC Markets Group to up-list its Common Stock for trading on the OTC Markets Venture Market, or the OTCQB, and pending the completion of the application process and its acceptance by the OTC Markets Group, the Company expects that its Common Stock will begin trading on the OTCQB under the Company’s current ticker symbol “BFYW”.

On December 14, 2021, we appointed Christina Jefferson to the Board as an Independent Director, effective January 1, 2022, in order to replace Leslie Bumgarner whose resignation became effective December 31, 2021.

On December 15, 2021, we reported on a phased fundraising of up to $1,000,000 USD in a Private Placement of restricted Common Stock to investors who qualify as “accredited investors”.

On February 2, 2022, we received approval from OTC Markets Group to up-list our Common Stock for trading to the OTC Markets Venture Market, or the OTCQB, as of February 3, 2022 under the Company’s current ticker symbol “BFYW”.

On February 5, 2022, our Board of Directors unanimously approved the establishment of a Strategic Advisory Committee tasked with providing acceleration, reach and guidance to further enhance the Company’s value proposition and portfolio. Our Board of Directors appointed six initial Committee Members by unanimous consent including: David King, Laurie Racine, Zhiping Zhang, Melisse Gelula, Christopher Brown, and Kate Hendrickson.

Also on February 5, 2022, by unanimous consent of the five non-executive independent members of our Board of Directors, David Deming was appointed Chairperson of the Company’s Audit Committee, Christina Jefferson was appointed to the Company’s Compensation Committee filling the vacancy left by former director Leslie Bumgarner, and Joseph Watson was appointed as Chairperson of the Company’s Compensation Committee.

On February 11, 2022, we entered into a non-binding Letter of Intent with Amanda Cayemitte, Yapo M’Be, and Mango Moi, LLC setting forth the contemplated terms for a transaction in which the Company would acquire 100% ownership interest in Mango Moi, LLC and substantially all of the property and assets of Mango Moi including without limitation inventory, formulas, packaging, intellectual property, customer lists, websites, domain names, and social media accounts.

On March 15, 2022, we entered into a Finder’s Fee Agreement with JH Darbie & Co., Inc. Pursuant to which JH Darbie & Co., Inc. would introduce the Issuer to third-party investors.

On April 12, 2022, we entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership, pursuant to which Mast Hill Fund, L.P. purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 bearing an original issue discount of $31,000, interest of 12% per year and a maturity date of April 12, 2023. The promissory note is convertible into shares of our Common Stock at conversion price of $0.037 per share, subject to adjustment as provided therein. We have the right to prepay the promissory note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. Pursuant to the Securities Purchase Agreement, we issued to Mast Hill 4,960,000 commitment shares of the Company’s Common Stock as a condition to closing. In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with Mast Hill Fund, L.P. pursuant to which we are obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the commitment shares and the shares of our Common Stock that may be issued to Mast Hill Fund, L.P. pursuant to the conversion of the promissory note. Pursuant to the Finder’s Fee Agreement we entered into on March 15, 2022 with JH Darbie & Co., Inc., fees of approximately $22,320.00 were paid to JH Darbie & Co., Inc. in addition to non-callable warrants expiring 5 years after the date of issuance equal to 8% warrant coverage of the amount raised, entitling JH Darbie & Co., Inc. thereof to purchase our Common Stock at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of our Common Stock on the date of the transaction, whichever is lower.

Also on April 12, 2022, we entered into an Agreement to Terminate Amended and Corrected Equity Purchase Agreement (the “Agreement to Terminate”) with WVH to terminate the aforementioned Equity Purchase Agreement, whereby WVH agreed to forfeit the 7,048,873 shares of our Common Stock that were previously issued to WVH as commitment shares pursuant to the Equity Purchase Agreement.

On April 15, 2022, we entered into a Placement Agent Agreement with JH Darbie & Co., Inc. pursuant to which JH Darbie, Inc. would possibly participate as a sales agent in the private placement of a $5,000,000 Equity Line of Credit.

On April 18, 2022, we entered into a Standby Equity Commitment Agreement with MacRab LLC, a Florida limited liability company providing us with an option to sell up to $5,000,000 worth of our Common Stock, par value $0.0001, to MacRab LLC, in increments, over the period ending 24 months after the date that the Company’s registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. Additionally, we issued MacRab LLC a Common Stock purchase warrant for the purchase of 1,785,714 shares of our common stock as a commitment fee in connection with the execution of the Standby Equity Commitment Agreement. We also entered into a Registration Rights Agreement with the Investor requiring the Company to file a registration statement providing for the registration of the Common Stock issuable to MacRab LLC under the Standby Equity Commitment Agreement and their common stock purchase warrant, and the subsequent resale by MacRab LLC of such Common Stock. Pursuant to the Placement Agent Agreement entered into on April 15, 2022 with JH Darbie & Co., Inc., the Company will pay to JH Darbie & Co., Inc. a fee equal to 3% of the gross proceeds raised from the sale of the securities, including all amounts placed in an escrow account or payable in the future and all amounts paid or payable upon exercise, conversion or exchange of such securities received or receivable directly by the Company. Such consideration paid in cash shall be paid directly to JH Darbie & Co., Inc. out of escrow, as and when such consideration is paid to the Company.

On April 29, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Amanda Cayemitte and Yapo M’be (the “Sellers”) to acquire the right, title and interest in, including all of the outstanding membership interests of Mango Moi, LLC, for the consideration and on the terms set forth in the MIPA. Additionally, in accordance with the terms of the MIPA, we entered into an Employment Agreement with Mango Moi, LLC founder Amanda Cayemitte, and a Consulting Agreement with Yapo M’be, respectively.

On June 7, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreements”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), respectively, pursuant to which Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the “Mast Hill Note”). The closing of the Purchase Agreements occurred on June 7, 2022. The Note bears an original issue discount of $31,000, each bear interest of 12% per year and mature on June 7, 2023. The Mast Hill is convertible into shares of the Company’s common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Mast Hill Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert the Mast Hill Note into Common Stock of the Company in accordance with the terms of such Mast Hill Note. The Mast Hill Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock as a condition to closing.

In connection with the Purchase Agreements, the Company entered into a Registration Rights Agreement with Mast Hill, pursuant to which the Company is obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the Commitment Shares and the shares of the Company’s common stock that may be issued to Mast Hill pursuant to the conversion of the Note.

Pursuant to the Finder’s Agreement with JH Darbie & Co., Inc., fees of approximately $22,320.00 were paid to JH Darbie. In addition, JH Darbie is to receive non-callable warrants of equal to 8% warrant coverage of the amount raised. The warrants shall entitle JH Darbie thereof to purchase common stock of the Company at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of the Issuer’s common stock on the date of the Transaction, whichever is lower. The warrants shall be exercisable immediately after the date of issuance, shall have anti-dilutive price protection, participating registration rights, and shall expire 5 years after the date of issuance, in accordance with the Finder’s Agreement.

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

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.

We anticipate difficulty in obtaining financing from other sources since we have no income and zero cash reserves. We are presently reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors. Mr. Ian James has not guaranteed that he will continue to support our capital needs. Therefore, we may not have the ability to continue as a going concern.

In addition, depending upon the transaction, the Registrants current stockholders may be substantially diluted to less than 20% of the total issued and outstanding shares of the surviving entity and possibly even eliminated as stockholders by an acquisition.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all, or a majority of, the Registrant’s directors may resign and one or more new directors may be appointed without any vote by stockholders.

The Company anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder approval. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is approved by Board action alone, by written consent or by holding a stockholders’ meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders’ meeting is held, or by an information statement if the action is taken by written consent.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. We estimate such cost to be approximately $10,000. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management, which consists of two full time employees, our Chairman of the Board of Directors and Chief Executive Officer, Mr. Ian James, as well as Chief Branding Officer and Director, Stephen Letourneau. Our Chairman of the Board of Directors and Chief Executive Officer is engaged in outside business activities and anticipates that he will devote to our business approximately forty (40) hours per week. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Furthermore, the analysis of new business opportunities will be undertaken by or under the supervision of Ian James, the sole officer and director of the Company, who is not a professional business analyst and in all likelihood will not be experienced in matters relating to the target business opportunity. The inexperience of Mr. James and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company’s ability to identify and consummate a successful business combination. There is no guarantee that Mr. James will be able to identify a business combination target that is suitable for the Company. Ian James, the Chairman of the Board of Directors and sole officer, may hire third parties to conduct an analysis for a target company or any other business opportunities.

(c) Reports to security holders.

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at

http://www.sec.gov.

EMERGING GROWTH COMPANY

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d)	the date on which such issuer is deemed to be a large accelerated filer, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). The SEC makes available free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports, proxy and information statements and other information that can be accessed, free of charge, at www.sec.gov. The contents of our website is not incorporated into, and should not be considered a part of, this Annual Report.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K BEFORE DECIDING WHETHER TO INVEST IN THE COMPANY’S COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL MAY ALSO IMPAIR THE COMPANY’S BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY’S BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, THE TRADING PRICE OR THE COMPANY’S COMMON STOCK COULD DECLINE AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT. THIS ANNUAL REPORT ON FORM 10-K ALSO CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. PLEASE SEE “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS”.

Risks Related to Our Company, Business and Industry

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the financial statements for the Company included elsewhere in this report. We have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and is currently exploring alternative sources of financing. On February 28, 2022, we had an accumulated deficit of $1,638,275. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our continuation as a going concern is dependent upon the ability to raise financing from third parties and generating revenues from operations. There is no assurance that we will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are an early-stage company with a limited operating history. Such limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. The Company was formed on December 1, 2020. We have limited experience and operating history in which to assess our future prospects as a company. In addition, the market for our products and services is highly competitive. If we fail to successfully develop and offer our products and services in an increasingly competitive market, we may not be able to capture the growth opportunities associated with them or recover our development and marketing costs, and our future results of operations and growth strategies could be adversely affected. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance, and prospects.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our shareholders may lose their entire investment.

We have a history of losses and may have to further reduce our costs by curtailing future operations to continue as a business.

Historically we have had operating losses and our cash flow has been inadequate to support our ongoing operations. Our ability to fund our capital requirements out of our available cash and cash generated from our operations depends on a number of factors, including our ability to gain interest in our products and services and continue growing our existing operations. If we cannot continue to generate positive cash flow from operations, we will have to reduce our costs and try to raise working capital from other sources. These measures could materially and adversely affect our ability to execute our operations and expand our business.

The Company may suffer from lack of availability of additional funds.

We expect to have ongoing needs for working capital in order to fund operations and to continue to expand our operations. To that end, we will be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital on favorable terms, if at all. If we are successful, whether the terms are favorable or unfavorable, there is a potential that we will fail to comply with the terms of such financing, which could result in severe liability for our Company. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund liabilities, or (d) seek protection from creditors. In addition, any future sale of our equity securities would dilute the ownership and control of your shares and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations altogether. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our shareholders or that result in our shareholders losing all of their investment in our Company.

Our acquisition strategy creates risks for our business.

We expect that we will pursue acquisitions of other businesses, assets, or technologies to grow our business. We may fail to identify attractive acquisition candidates, or we may be unable to reach acceptable terms for future acquisitions. We might not be able to raise enough cash to compete for attractive acquisition targets. If we are unable to complete acquisitions in the future, our ability to grow our business at our anticipated rate will be impaired.

We may pay for acquisitions by issuing additional shares of our common stock, which would dilute our stockholders, or by issuing debt, which could include terms that restrict our ability to operate our business or pursue other opportunities and subject us to meaningful debt service obligations. We may also use significant amounts of cash to complete acquisitions. To the extent that we complete acquisitions in the future, we likely will incur future depreciation and amortization expenses associated with the acquired assets. We may also record significant amounts of intangible assets, including goodwill, which could become impaired in the future. Acquisitions involve numerous other risks, including:

●	difficulties integrating the operations, technologies, services, and personnel of the acquired companies;

●	challenges maintaining our internal standards, controls, procedures, and policies;

●	diversion of management’s attention from other business concerns;

●	over-valuation by us of acquired companies;

●	litigation resulting from activities of the acquired company, including claims from terminated employees, customers, former stockholders and other third parties;

●	insufficient revenues to offset increased expenses associated with the acquisitions and unanticipated liabilities of the acquired companies;

●	insufficient indemnification or security from the selling parties for legal liabilities that we may assume in connection with our acquisitions;

●	entering markets in which we have no prior experience and may not succeed;

●	risks associated with foreign acquisitions, such as communication and integration problems resulting from geographic dispersion and language and cultural differences, compliance with foreign laws and regulations and general economic or political conditions in other countries or regions;

●	potential loss of key employees of the acquired companies; and

●	impairment of relationships with clients and employees of the acquired companies or our clients and employees as a result of the integration of acquired operations and new management personnel.

Our management team’s attention may be diverted by recent acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on recent acquisitions or on potential acquisition targets, our management team may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

The continued outbreak of the coronavirus may cause an overall decline in the economy as a whole and may materially harm our Company.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic which continued to spread throughout the U.S. and the globe. In addition to the devastating effects on human life, the pandemic is continuing to have a negative ripple effect on the global economy, leading to disruptions and volatility in the global financial markets. There are no comparable events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate effect of the pandemic is highly uncertain and subject to change. COVID-19 has already hindered or slowed many of Company’s businesses, including but not limited to our growth and growth strategies, developments in the marketplace for products, therapies and services, financial results, research and development strategy, regulatory approvals, and competitive strengths. The direct or indirect impact of COVID-19 on our business, results of operations and/or financial condition, continues today, but the Company has thus far weathered the pandemic storm and continues to seek to improve our level of service and patient care. The extent of the ultimate impact of the pandemic on the Company’s operational and financial performance will depend on various developments, including the duration and continued spread of the outbreak, which cannot be reasonably predicted at this time. Accordingly, while management reasonably expects the COVID-19 outbreak to negatively impact the Company, the related consequences and duration are highly uncertain and cannot be predicted at this time.

We may be unable to scale our operations successfully.

Our growth strategy will place significant demands on our management and financial, administrative, and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative, and other resources. If the Company is unable to respond to and manage changing business conditions, or the scale of its operations, then the quality of its services, its ability to retain key personnel, and its business could be harmed.

The Company may suffer from a lack of liquidity.

By incurring indebtedness, the Company subjects itself to increased debt service obligations which could result in operating and financing covenants that would restrict our operations and liquidity. This would impair our ability to hire the necessary senior and support personnel required for our business, as well carry out its acquisition strategy and other business objectives.

The Company’s success depends upon the ability to adapt to a changing market and continued development of additional products and services.

Although we expect to provide a broad and competitive range of products and services, there can be no assurance of acceptance by the marketplace. The procurement of new contracts by the Company may be dependent upon the continuing results achieved, upon pricing and operational considerations, as well as the potential need for continuing improvement to existing products and services. Moreover, the markets for such products and services may not develop as expected nor can there be any assurance that we will be successful in our marketing of any such services.

The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

The commercial success of our products and services is dependent, in part, on factors outside our control.

The commercial success of our products and services is dependent upon unpredictable and volatile factors beyond our control, such as the success of our competitors’ products and services. Our failure to attract market acceptance and a sustainable competitive advantage over our competitors would materially harm our business.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Risks Related to Our Common Stock

Because our common stock trades on the OTCQB, we are subject to the unwillingness of most institutional investors to purchase our common stock as well as the general limited liquidity of that trading market.

Our common stock is currently traded on the OTCQB, which is not a national securities exchange. Most institutional investors will only purchase securities which trade on one of the markets operated by the Nasdaq Stock Market or the New York Stock Exchange. As a result, the OTCQB is generally less liquid then the leading stock exchanges. While the market for our common stock has been relatively active, we believe our failure to be listed on a leading national securities exchange has reduced our liquidity. We cannot assure you that our recent liquidity will be maintained or that investors will not encounter difficulties in selling their common stock in the future at present levels or if the absence of sufficient liquidity will harm our shareholders in the future.

Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by former shell companies.

Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act provided that certain conditions have been met. One of these conditions is that such person has held the restricted securities for a prescribed period, which will be 6 months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination related shell company) or, unless certain conditions are met, that has been at any time previously a shell company.

The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

As disclosed by the Company on Item 5.06 of its Current Report on Form 8-K filed with the SEC on December 6, 2021, the Company has formed a wholly-owned subsidiary, Glow Market, an Ohio Limited Liability Company, to build and operate digitally-native, mission-driven brands within the clean beauty sector in multiple consumer product categories.

Better Suds has begun sales in the United States on its direct-to-consumer (“DTC”) e-commerce website (www.bettersuds.com) with six different products available.

With the Company’s launch of Glow Market and Better Suds, Better For You Wellness, Inc. has ceased to be a shell company, as defined in Rule 12b-2 under the Exchange Act, and is no longer a blank-check company.

While we believe that as a result of Glow Market and Better Suds, the Company ceased to be a shell company, the SEC, and others whose approval is required in order for shares to be sold under Rule 144 might take a different view.

Rule 144 is available for the resale of securities of former shell companies if and for as long as the following conditions are met:

(i) the issuer of the securities that was formerly a shell company has ceased to be a shell company,

(ii) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act,

(iii) the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

(iv) at least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company known as “Form 10 Information.”

Although the Company filed Form 10 Information with the SEC on its Current Report on Form 8-K on April 21, 2021, shareholders who receive the Company’s restricted securities will not be able to sell them pursuant to Rule 144 without registration until the Company has met the other conditions to this exception and then for only as long as the Company continues to meet the condition described in subparagraph (iii), above, and is not a shell company. No assurance can be given that the Company will meet these conditions or that, if it has met them, it will continue to do so, or that it will not again be a shell company.

The sale of the additional shares of Common Stock could cause dilution as well as the value of our Common Stock to decline.

The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish. Further, if we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

Our Common Stock constitutes restricted securities and is subject to limited transferability.

All of our common stock shares, should be considered a long-term, illiquid investment. Common. In addition, our common stock, is not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a stockholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

Our Common Stock price may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for early-stage companies, and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our stock, if a trading market for our stock ever develops. If our shareholders sell substantial amounts of their stock in the public market, the price of our stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our stock may also fluctuate significantly in response, but not limited, to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,

●	changes in general economic conditions,

●	changes in market valuations of similar companies,

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,

●	poor reviews;

●	loss of a major customer, partner, or joint venture participant; and

●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price or value of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Our Common Stock is subject to the application of the “penny stock” rules which could adversely affect the market price of our common stock and increase transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our Common Stocks is particularly volatile which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock shares at or above your purchase price, or at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock shares will be at any time, or as to what effect the sale of shares or the availability of common stock shares for sale at any time will have on the prevailing market price.

Because we will likely issue additional shares of our Common Stock, investment in the Company could be subject to substantial dilution.

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 200,000,000 shares of common stock. We anticipate that all or at least some, or potentially all, of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted FINRA Rule 2111 that requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors.

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, could decline.

If we fail to maintain effective internal controls over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired. If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

ITEM 2. PROPERTIES

The Company’s main office is located at 1349 East Broad Street, Columbus OH 43205. The property in which the main office is located is owned by a limited liability company, of which Ian James and Stephen Letourneau each own 50%.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the OTCQB under the trading symbol “BFYW”.

Holders

On June 10, 2022, there were approximately 166 record holders of our common stock. We believe that there are significantly more beneficial owners of our common stock.

Dividends

We have not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds for the development of our business.

Future declarations of dividends will depend on, among other things, our results of operations, financial condition, cash flows and capital requirements, and on such other factors as the Board of Directors may in its discretion consider relevant and in the best long-term interest of stockholders. We are subject to various financial covenants related to our line of credit and other long-term debt, however, those covenants do not restrict the Board of Director’s discretion of the future declaration of cash dividends.

Performance Graph

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A. “Risk Factors.”

Business Overview

Through our dual buy and build business model, we evaluate the wellness industry in the following six goals-based categories:

●	Better Health

●	Better Fitness

●	Better Nutrition

●	Better Appearance

●	Better Sleep

●	Better Mindfulness

As an early-stage company, our Company generated $1,517 and $0 in revenue for the twelve months ended February 28, 2022 and 2021 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

We believe wellness consumers purchase with intention and specifically seek out the brands and products that improve their quality of life. Furthermore, we believe wellness consumers pursue these six goals-based dimensions of wellness and are positioning the Company to capitalize on this demand. With skin being humans’ largest organ, we have initially prioritized skincare and haircare to help wellness consumers look and feel better with clean and natural products. We intend to expand into additional wellness categories with functional foods, beverages, supplements, and more.

Our management team brings deep expertise in heavily regulated industries, operating, brand identity, genetics, and services, and raising capital to the public market. We seek synergistic and complementary mergers and acquisition opportunities, implementing operational efficiencies to eliminate duplicative measures and centralize administrative operations to achieve more significant revenues and profitability. Additionally, we expect to leverage our network of retail relationships, as well as acquire and manage brands and services cultivated in the beauty and wellness industry to secure sales in major retailers in the United States and globally.

Our management team monitors a variety of trends and factors that follow which could impact our operating performance.

As an early-stage company, the Company has relatively few transactions to date.

Revenue Strategy

Our revenue growth strategy follows a dual buy and build model in which we acquire brands and related infrastructure, as well as develop brands and related infrastructure in-house. In addition to scaling the Company’s wholly-owned subsidiary, Glow Market LLC, which currently owns and operates our Better Suds soap brand, we have executed multiple non-binding letters of intent to acquire companies within the skincare sector including a vertically-integrated skincare manufacturer and multiple brands. The closing of these respective transactions is dependent on numerous factors including but not limited to satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance.

Market Opportunity

We aim to become a major participant in the $1.5 trillion global wellness industry. We believe our innovative wellness-related offerings converge with wellness consumer trends and demands for “Better-For-You” brands and products that can satisfy all pricing points. We expect consumer trends towards adoption of these healthier lifestyles to continue.

Competition

We will compete with companies that operate in the plant-based and science-focused wellness market. Many of our competitors will have substantially greater financial resources, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, more extensive production and distribution capabilities, more robust brand recognition, more significant marketing resources, and more comprehensive product lines than us. We believe that principal competitive factors in this category include, among others, quality ingredients, wellness profile, cost, convenience, branding, and marketing.

Sales and Marketing Costs

As we continue to grow our “BFYW” product portfolio, we expect to expand our sales and marketing team by adding dedicated personnel to service additional retail customers. Outside sales representatives and brokers may be added to expand our sales efforts. We further envision engaging, developing and possibly acquiring a subscription box retail operation. Marketing expenditures are expected to begin primarily online and in product fees (as we engage retail store expansion), as well as other similar in-store marketing costs. These expenses will be categorized as net deductions to revenue under GAAP instead of marketing expenses. We plan to hire a national marketing firm to implement digital video and display campaigns, connected television, social media, and search engine marketing. As we expand and grow revenue, we will build a brand management team (to support Management, who oversees all “BFYW” marketing efforts) to focus on digital marketing, social media, and other marketing functions.

Operating Costs

Our operating costs include raw materials, labor and related benefits, manufacturing overhead, marketing, sales, distribution, shipping, and other general and administrative expenses. We manage the impact of our operating costs through select raw ingredient contracts with growers and material providers.

Fluctuations in Costs

Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs, and our productivity efforts. If we are unable to manage commodity and other cost fluctuations through pricing actions, cost savings projects, sourcing decisions, and consistent productivity improvements, it may adversely impact our gross margin, operating margin, and net earnings. Sales can also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve, and sustain cost improvement plans, including supply chain optimization, general overhead and workforce optimization, as well as outsourcing projects as deemed appropriate.

Commodities

In the future, our profitability could depend on our ability to anticipate and react to raw material costs, among other things. Raw materials can be sourced from various parts of the globe, and the prices of raw goods are subject to many factors beyond our control. These factors include variables in the farming businesses (including crop degradation due to adverse weather conditions, natural disasters, and pestilence), the size and number of growers who produce crops, changes in national or world economic conditions, political events, tariffs, trade wars or other events.

Acquisitions

The Company follows a dual buy and build business model for growth through acquisitions and in-house development of brands. We have executed multiple non-binding letters of intent to acquire companies within the skincare sector including a vertically-integrated skincare manufacturer and multiple brands. The closing of these respective transactions is dependent on numerous factors including but not limited to satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance.

Strategic Advisory Committee

To assist in the expansion of the Company, management sought and received unanimous consent of the Board of Directors to create and seat a Strategic Advisory Committee composed of respected industry leaders who bring relevant experience, networks, and leadership to the Company’s various initiatives.

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling, General, and Administrative (“SG&A”). The Company engaged Carter, Ledyard, & Milburn LLP as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services. Legal services were the single largest category of expenditure of the fiscal year. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. To ensure continued financial regulatory compliance, BF Borgers CPA remains the Company’s Auditor. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as BFYW’s membership with the National Association of Manufacturers, up-listing fees to OTCMarkets for up-listing from OTC Pink to OTCQB, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.

Systems and Controls

As an early-stage company, the Company has very few transactions to date. The Company’s Board of Directors consists of 7 members, 5 of which are non-executive independent directors. The Board of Directors reviews transactions, and the CEO signs off on transactions. The Company is developing revenue recognition processes and procedures for the business, including revenue streams, point of performance obligation discharged, etc., to comply with applicable State, Provincial, Federal, and International Laws and Regulations.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Pursuant to Note 2 – Summary of Significant Accounting Policies, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of February 28, 2022, the Company had no deferred revenues.

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

COVID-19

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 spread globally in 2020. This outbreak resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, lower consumer demand, layoffs, defaults, and other significant economic impacts, as well as general concern and uncertainty.

The pandemic has not materially impacted our operations in 2021, nor 2022 thus far.

Financial Statements and Exhibits

The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.

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

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	2021	2020	2021	2020
Revenues	$1,517	$0	100%	-
Cost of Goods	$733	$0	48.32%	-
Gross Profit and Gross Margin	$784	$0	51.68%	-
Operating Expenses	$1,634,124	$4,935	107,720.77%	-
Net (Loss) Income	$(1,633,340)	$(4,935)	(107,669.08)%	-
Cash flow	$(308,022)	$(1,185)	(20,304.68)%	-

Revenues

The Company generated $1,517 and $0 in revenues for our fiscal year end of February 28, 2022 and 2021 respectively. The Company began generating revenues following the launch of its wholly owned subsidiary, Glow Market LLC, and its first brand, Better Suds.

Cost of Goods Sold

We recorded $733 and $0 for Cost of Goods Sold for our fiscal year end of February 28, 2022 and 2021 respectively. Cost of Goods Sold were related to Better Suds soap products.

Gross Profit and Gross Margin

We recorded $784 and $0 in Gross Profit for our fiscal year end of February 28, 2022 and 2021 respectively.

Operating Expenses

We recorded $1,634,124 and $4,935 in Operating Expenses for our fiscal year end of February 28, 2022 and 2021 respectively. We incurred substantially higher Operating Expenses for our fiscal year ended February 28, 2022 compared to the prior fiscal year due to contemplated acquisition transactions, legal fees, due diligence costs, accounting, travel, and consultants.

Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of February 28, 2022, the Company has incurred a net loss of approximately $1,638,275 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $344,038 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Net (Loss) Income

We recorded a net loss of $1,633,340 and $4,935 for our fiscal year end of February 28, 2022 and 2021 respectively. We recorded a substantially higher net loss for our fiscal year ended February 28, 2022 compared to the prior fiscal year due to an increase in Operating Expenses.

Cash flow

For the twelve months ended February 28, 2022 and 2021, we had negative cash flows from operating activities in the amount of $308,022 and $1,185 respectively.

Liquidity and Capital Resources

Our cash balance at February 28, 2022 and 2021, was $9,642 and $0.00 respectively. We received $68,000 from the sale of shares of Common Stock for the twelve months ended February 28, 2022 and 2021 respectively. We are presently reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors.

Mr. Ian James has not guaranteed that he will continue to support our capital needs. Therefore, we may not have the ability to continue as a going concern. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until our Company raises the necessary financing or cease operations entirely.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Better For You Wellness, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Better For You Wellness, Inc. as of February 28, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2020.

Lakewood, Colorado

June 15, 2022

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Consolidated Balance Sheet

	February 28, 2022	February 28, 2021

ASSETS
Cash	$9,642	$-
TOTAL ASSETS	$9,642	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loans to Company – related party	$202,475	$-
Accrued Expenses	$172,933	$3,750

TOTAL LIABILITIES	$375,408	$3,750

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 700,000 and 0 issued and outstanding as of February 28, 2022 and February 28, 2021, respectively)	70	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 370,747,042 and 0 issued and outstanding as of February 28, 2022 and February 28, 2021, respectively)	37,075	-
Shares Cancelable	(250,000)	-
Additional paid-in capital	1,485,364	1,185
Accumulated deficit	(1,638,275)	(4,935)
Total Stockholders’ Equity (Deficit)	(365,766)	(3,750)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$9,642	$0

The accompanying notes are an integral part of these audited consolidated financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Consolidated Statement of Operations

	Year Ended February 28, 2022	For the Period December 1, 2020 (Inception) to February 28, 2021

Revenue
Merchandise Sales	$1,517	$-
Cost of Goods Sold	733	-
Gross Profit	$784	$-
Operating Expenses:
Selling, general and administrative expenses	$477,990	$4,935

Share-based expense	1,156,134	-
Total operating expenses	1,634,124	4,935

Net loss	$(1,633,340)	$(4,935)

Basic and Diluted net loss per common share	$(0.00)	$-

Weighted average number of common shares outstanding - Basic and Diluted	332,388,619	-

The accompanying notes are an integral part of these audited consolidated financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Period December 1, 2020 (Inception) to February 28, 2022

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Shares Cancelable	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 1, 2020	-	$-	-	$-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-		1,185	-	1,185
Net loss	-	-	-	-	-	-	(4,935)	(4,935)
Balances, February 28, 2021	-	$-	-	$-	$-	$1,185	$(4,935)	$(3,750)
Common shares issued after reorganization	359,996,332	36,000	-	-	-	(36,000)	-	-
Preferred shares issued after reorganization for services to the company	-	-	700,000	70	-	69,930	-	70,000
Common shares issued for services	3,152,740	315	-	-	-	553,928	-	554,243
Common shares sold	7,597,970	760	-	-	(250,000)	317,240	-	68,000
Cash paid for subscription payable	-	-	-	-	-	40,248	-	40,248
Stock option expense	-	-	-	-	-	531,891	-	531,891
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	-	6,941	-	6,941
Net loss	-	-	-	-	-	-	(1,633,340)	(1,633,340)
Balances, February 28, 2022	$370,747,042	$37,075	700,000	$70	(250,000)	$1,485,364	$(1,638,275)	$(365,766)

The accompanying notes are an integral part of these audited consolidated financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Consolidated Statement of Cash Flows

	Year Ended February 28, 2022	For the Period December 1, 2020 (Inception) to February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,633,340)	$(4,935)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued	554,243	-
Preferred stock issued	70,000	-
Stock options expense	531,891	-
Changes in current assets and liabilities:
Accrued expenses	169,184	3,750
Net cash used in operating activities	(308,022)	(1,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for common shares sold	$68,000	$-
Subscription payable	40,248	-
Expenses contributed to capital	6,941	1,185
Loan to company – related party	202,475	-
Net cash provided by financing activities	317,664	1,185
Net change in cash	$9,642	$-
Beginning cash balance	-	-
Ending cash balance	$9,642	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

Better For You Wellness, Inc.

FKA Fast Track Solutions, Inc.

Notes to Audited Consolidated Financial Statements

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

On May 5, 2021, after the completion of the Holding Company Reorganization, we canceled all of the stock we held in Sauer Energy, Inc., resulting in Sauer Energy, Inc. as a stand-alone company. Pursuant to the holding company merger agreement and effects of merger, all of the assets and liabilities, if any, remain with Sauer Energy, Inc. after the Reorganization. Jeffrey DeNunzio, the Director of Sauer Energy, Inc., did not discover any assets of Sauer Energy, Inc. from the time he was appointed Director until the completion of the Reorganization and subsequent separation of Sauer Energy, Inc. as a stand-alone company.

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

On August 19, 2021, the Company filed an 8-K with the SEC to disclose an amendment to the Company’s Articles of Incorporation that the Company filed on August 18, 2021, with the Nevada Secretary of State to change its name to Better For You Wellness, Inc. Within the aforementioned 8-K, the Company disclosed that, at the time, it was pending a FINRA corporate action to affect the name change on the OTC to Better For You Wellness, Inc., and also a ticker symbol change. FINRA announced, on their September 29, 2021 daily list, that the market effective date of our name change, and ticker symbol change, will be September 30, 2021. On September 30, 2021, we will begin trading under the symbol BFYW. The new CUSIP number associated with our common stock, as of the market effective date of September 30, 2021, is 08771B105.

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

On September 1, 2021, we entered into Independent Director Agreements with each of Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, pursuant to which each director will serve two year terms, with the option to renew terms upon completion, and receive cash compensation in the amount of $1,000 per annum, paid in equal $250 distributions quarterly, and 200,000 shares of common stock, issued quarterly in 25,000 share distributions, and a non-qualified stock option to purchase up to 4,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share. The Directors were officially seated September 12, 2021, after notification to shareholders. On December 14, 2021, the Company’s Board of Directors unanimously approved the appointment of Christina Jefferson to the Board as an Independent Director, effective January 1, 2022. Christina Jefferson replaced Leslie Bumgarner whose resignation, as previously announced, became effective December 31, 2021.

On February 3. 2022, the Company was approved by OTC Markets to up-list its common stock from the OTC Pink Sheets to the OTCQB® Venture Market (the "OTCQB"). The Company began trading of its common shares on the OTCQB as of the market open on February 3, 2022, under its same symbol, "BFYW."

On February 5, 2022, the Company’s Board of Directors unanimously approved the establishment of a Strategic Advisory Committee. The Board appointed six initial members by unanimous consent including David King, Laurie Racine, Zhiping Zhang, Melisse Gelula, Christopher Brown, and Kate Hendrickson.

Also on February 5, 2022, by unanimous vote of the Company’s Board of Directors’ five non-executive Independent Directors, David Deming was appointed Chairperson of the Company’s Audit Committee, which follows the Board’s October 1, 2021, unanimous consent to establish the Audit Committee. The Audit Committee currently consists of three non-executive Independent Directors, including Montel Williams, Joseph Watson, and David Deming. Also, by unanimous vote of the Board’s five non-executive Independent Directors, Christina Jefferson was appointed to the Company’s Compensation Committee, filling the vacancy left by former Director Leslie Bumgarner. This action follows the Board’s October 1, 2021, unanimous consent to establish the Compensation Committee. The Compensation Committee currently consists of Independent Directors, Christina Jefferson, Montel Williams, and Joseph Watson. Additionally, the Board’s five non-executive Independent Directors unanimously appointed Joseph Watson as Chairperson of the Compensation Committee.

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

On November 15, 2021, the Company’s wholly owned subsidiary, Glow Market, LLC was formed in the State of Ohio. Subsequently, Glow Market, LLC launched its first brand, Better Suds, an online retailer of specialty all-natural, cruelty-free, gluten-free and chemical-free soaps. Better Suds commenced operations in December 2021.

The Company’s main office is located at 1349 East Broad Street, Columbus OH 43205.

The Company has elected February 28th as its year end.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Glow Markets, LLC. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at February 28, 2022 and February 28, 2021 were $9,642 and $0, respectively.

Revenue recognition

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of February 28, 2022, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at February 28, 2022.

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

The Company does not have any potentially dilutive instruments as of February 28, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of February 28, 2022 and February 28, 2021.

The Company’s stock-based compensation for the periods ended February 28, 2022 and February 28, 2021 was $1,156,134 and $0, respectively.

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

The Company has not established enough sources of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management’s plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of February 28, 2022, the Company has incurred a net loss of approximately $1,638,275 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $344,038 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Significant components of the Company’s deferred tax assets are as follows:

	February 28,
	2022	2021
Deferred tax asset, generated from net operating loss	$344,038	$1,036
Valuation allowance	(344,038)	(1,036)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 28, 2022 other than the following:

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

On January 3, 2022, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled $15,000.

On January 13, 2022, 549,097 shares of Restricted Common Stock were sold to five shareholders for proceeds totaling $68,000.

Shares Cancelable

On September 17, 2021, our Board of Directors unanimously approved to enter into and consummate a “Term Sheet” with Williamsburg Venture Holdings LLC, a Nevada limited liability company (“WVH”). WVH is a multi-strategy, private investment fund located in New York. The Term Sheet was a private placement with registration rights, providing WVH the ability to purchase up to $30,500,000 of our Common Stock. The term of the Term Sheet was for 36 months. Following the execution of the term sheet, the Company was to pay WVH $15,000 to cover associated expenses relating to, amongst other things, preparation of future securities agreements relating to the Term Sheet. Upon entering into definitive agreements with WVH for the purchase and sale of equity, WVH was to immediately purchase $250,000 of the Company’s restricted common stock from the Company at a 15% discount to the last closing price of our Common Stock as reported by the OTC Markets Group. Any future proceeds from the sale of shares, pursuant to the aforementioned term sheet, are to go towards the Company to be used for working capital.

On December 2, 2021 7,048,873 shares of common stock were issued to WVH in order to honor the above agreement. However, WVH did not transfer the $250,000 purchase price of the shares to the Company and on April 12, 2022 an agreement to terminate the previous agreement was signed. On April 13, 2022 the Company forwarded a cancellation order to its transfer agent, which authorized the cancellation and return of 7,048,873 common shares previously issued to WVH. As of the date of filing, these shares have been canceled and returned to the Company.

Stock Options

During the year ended December 31, 2022, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 2,500,000 fully vested on September 30, 2021. 17,500,000 shares vest over the next 2 years, 2,500,000 shares per quarter. The options have the exercise price of $.25 per share. These options expire 5 years after issue. The aggregate intrinsic value of these outstanding options as of February 28, 2022, was $0.

The Company fair valued the options on the grant date at $2,127,565 using a Black-Scholes option pricing model with the following assumptions: stock price of $.15 per share (based on the quoted trading price on the date of grant), volatility of 151.08%, expected term of 5 years, and a risk-free interest rate range of   .98%. The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the year ended February 28, 2022 was $531,891. The total unamortized stock option expense at February 28, 2022 was $1,595,674.

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

Note 7 - Related-Party Transactions

Loan to Company

During the period ended February 28, 2022, our CEO, Ian James, paid expenses on behalf of the Company totaling $65 and shareholder, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling $202,475. These payments are considered as loans to the Company, which are noninterest-bearing, unsecured and payable on demand.

Note 8 - Subsequent Events

On April 12, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreements”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), respectively, pursuant to which Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the “Note”). The closing of the Purchase Agreements occurred on April 12, 2022. The Note bears an original issue discount of $31,000, each bear interest of 12% per year and mature on April 12, 2023 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

In connection with the Purchase Agreements, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mast Hill, pursuant to which the Company is obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the Commitment Shares and the shares of the Company’s common stock that may be issued to Mast Hill pursuant to the conversion of the Note.

JH Darbie & Co., Inc. (“JH Darbie”) and the Company are parties to a Finder’s Fee Agreement, signed March 15, 2020 (“Finder’s Agreement”) pursuant to which JH Darbie would introduce the Issuer to third-party investors. Pursuant to the Finder’s Agreement,  fees of approximately $22,320.00 were paid to JH Darbie. In addition, JH Darbie is to receive non-callable warrants of equal to 8% warrant coverage of the amount raised. The warrants shall entitle JH Darbie thereof to purchase common stock of the Company at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of the Issuer’s common stock on the date of the Transaction, whichever is lower (such price, the “Warrant Price”). The warrants shall be exercisable immediately after the date of issuance, shall have anti-dilutive price protection, participating registration rights, and shall expire 5 years after the date of issuance, in accordance with the Finder’s Agreement.

On April 18, 2022, Better For You Wellness, Inc., a Nevada corporation (the “Company”), entered into a Standby Equity Commitment Agreement, dated April 11, 2022 (the “SECA”) with MacRab LLC, a Florida limited liability company (the “Investor”). The SECA provides the Company with an option to sell up to $5,000,000 worth of the Company’s common stock, par value $0.0001 (the “Common Stock”), to the Investor, in increments, over the period ending twenty-four (24) months after the date the Registration Statement (as defined below) is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. The purchase price per share, for each respective put under the SECA, is equal to 90% of the average of the two (2) lowest volume weighted average prices of the Common Stock during the six (6) trading days following the clearing date associated with the respective put under the SECA. Additionally, we issued a common stock purchase warrant for the purchase of 1,785,714 shares of our common stock (the “Warrant”) to Investor as a commitment fee in connection with the execution of the SECA.

On April 18, 2022, the Company also entered into a registration rights agreement, dated April 11, 2022 with the Investor (the “RRA”), which requires the Company to file a registration statement (the “Registration Statement”) providing for the registration of the Common Stock issuable to Investor under the SECA and Warrant, and the subsequent resale by Investor of such Common Stock.

JH Darbie & Co., Inc. (“JH Darbie”) and the Company are parties to a Placement Agent Agreement dated April 13, 2022, entered into April 15, 2022 (the “Placement Agreement”) pursuant to which JH Darbie would possibly participate as a sales agent in the private placement of a $5,000,000 Equity Line of Credit. Pursuant to the Placement Agreement, as compensation for the services rendered by JH Darbie, the Company will pay to Darbie a fee equal to 3% of the gross proceeds raised from the sale of the Securities to customers of Darbie, including all amounts placed in an escrow account or payable in the future and all amounts paid or payable upon exercise, conversion or exchange of such securities received or receivable directly by the Company in any placement of the Company’s securities directly or indirectly resulting from Darbie’s introductions to prospective investors. Such consideration paid in cash shall be paid directly to Darbie out of escrow, as and when such consideration is paid to the Company.

Closing of Membership Interest Purchase Agreement

As disclosed by the Company on its Current Report on Form 8-K filed with the SEC on May 2, 2022, on April 29, 2022 the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Amanda Cayemitte and Yapo M’be (referred to together as the “Sellers”) to acquire the right, title and interest in, including all of the outstanding membership interests (referred to together as the “MM Interests”) of Mango Moi, LLC (“Mango Moi”).

Mango Moi is a hair and skincare business located in Chicago, Illinois. Pursuant to the MIPA, in exchange for the MM Interests, the Company agreed to pay the Sellers a purchase price consisting of $597,726.57 worth of shares of the Company’s Common Stock, par value $0.0001 per share which consists of 11,000,000 shares of Common Stock, with 5,720,000 shares of Company Common Stock issued to Amanda Cayemitte and 5,280,000 shares of Company Common Stock issued to Yapo M’be (referred to together herein as the “Purchase Price”). Additionally, pursuant to the terms of the MIPA, the Company agreed to enter into an Employment Agreement with Mango Moi founder Amanda Cayemitte (the “Employment Agreement”), and a Consulting Agreement with Yapo M’be (the “Consulting Agreement”), respectively, as disclosed by the Company on its Current Report on Form 8-K filed with the SEC on May 2, 2022.

The MIPA closed (the “Closing”) on May 26, 2022, on which date the Company paid the Sellers the Purchase Price by issuing the Company Common Stock to the Sellers and the Sellers transferred the MM Interests to the Company, and on which date Mango Moi became a wholly owned subsidiary of the Company. At the Closing the Company entered into the Employment Agreement with Amanda Cayemitte and the Consulting Agreement with Yapo M’be.

The Company intends to optimize Mango Moi’s product formulae and packaging, as well as secure new manufacturing relationships to scale production capacity. Additionally, the Company plans to expand Mango Moi’s product offerings to include additional products and product bundles. Furthermore, the Company intends to grow sales through direct-to-consumer marketing efforts, subscription box sales, and pursuing wholesale sales relationships. However, there can be no assurance that the Company’s plans for Mango Moi can come to fruition as intended, or at all.

On June 7, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreements”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), respectively, pursuant to which Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the “Mast Hill Note”). The closing of the Purchase Agreements occurred on June 7, 2022. The Note bears an original issue discount of $31,000, each bear interest of 12% per year and mature on June 7, 2023. The Mast Hill is convertible into shares of the Company’s common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Mast Hill Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert the Mast Hill Note into Common Stock of the Company in accordance with the terms of such Mast Hill Note. The Mast Hill Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock as a condition to closing.

In connection with the Purchase Agreements, the Company entered into a Registration Rights Agreement with Mast Hill, pursuant to which the Company is obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the Commitment Shares and the shares of the Company’s common stock that may be issued to Mast Hill pursuant to the conversion of the Note.

Pursuant to the Finder’s Agreement with JH Darbie & Co., Inc., fees of approximately $22,320.00 were paid to JH Darbie. In addition, JH Darbie is to receive non-callable warrants of equal to 8% warrant coverage of the amount raised. The warrants shall entitle JH Darbie thereof to purchase common stock of the Company at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of the Issuer’s common stock on the date of the Transaction, whichever is lower. The warrants shall be exercisable immediately after the date of issuance, shall have anti-dilutive price protection, participating registration rights, and shall expire 5 years after the date of issuance, in accordance with the Finder’s Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting

Limitations on Controls and Procedures — Because of their inherent limitations, disclosure controls and procedures and internal control over financial reporting (collectively, “Control Systems”) may not prevent or detect all failures or misstatements of the type sought to be avoided by Control Systems. Also, projections of any evaluation of the effectiveness of the Company’s Control Systems to future periods are subject to the risk that such controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s Control Systems will prevent all errors or all fraud. A Control System, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the Control System are met. Further, the design of a Control System must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all Control Systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These reports by management, including the Chief Executive Officer and Chief Financial Officer, on the effectiveness of the Company’s Control Systems express only reasonable assurance of the conclusions reached.

Disclosure Controls and Procedures — The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that material information relating to the Company is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports that are filed or submitted under the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), as of February 28, 2022, of the Company’s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2022.

Management’s Annual Report on Internal Control over Financial Reporting — Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of February 28, 2022, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2022.

Changes in Internal Control over Financial Reporting —There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the individuals that are our directors and executive officers as of June 15, 2022 and their respective positions.

Name	Age	Position
Ian James	56	Chairman of the Board, Chief Executive Officer and Corporate Secretary
Stephen Letourneau	46	Chief Branding Officer, Director
Montel Williams	65	Director
Joseph J. Watson	56	Director
David H. Deming	69	Director
Dr. Nicola R. Finley, M.D.	49	Director
Christina Jefferson	42	Director

Ian James, Chairman of the Board, Chief Executive Officer and Corporate Secretary:

Ian James, age 56, attended Ohio University from 1984 to 1989 where he obtained a Bachelor of Arts. Mr. James was appointed as President at Green Light Acquisitions, a cannabis and hemp investment holding company, where his responsibilities consisted of providing the Company’s strategic vision and development leadership in mergers and acquisitions. He has held this position from June 2014 to the present. In August of 2019, Ian organized the CBD Idea Factory, which became The Ideation Lab in January 2020. Ian has served as the CBD Idea Factory and The Ideation Lab’s Chief Executive Officer from the two companies’ inception until today. From 1995 to 1996, Ian served as Merv Griffin’s Corporate Community and Governmental Relations executive, working in the highly regulated gaming industry. In February 2016, Politico magazine named Ian one of the United States’ most influential political thought leaders. Ian has served as a Board Member of the Ohio Center for Journalism since August 2020.

Stephen Letourneau, Director and Chief Branding Officer:

Stephen Letourneau, age 46, attended University of Cincinnati from 1994 to 1997. Mr. Letourneau was appointed as Chief Brand Officer at Green Light Acquisitions, a Cannabis and Hemp investment holding company, where his primary responsibilities consisted of developing the brand ethos for consumer-packaged goods. He has held this position from June 2014 to the present. In August of 2019, Stephen organized the CBD Idea Factory, which became The Ideation Lab in January 2020. Stephen has served as the CBD Idea Factory and The Ideation Lab’s Chief Brand Officer from the two companies’ inception until today. Stephen has served as an Advisory Board Member for Nemacolin Resort in Farmington, PA since August 2015 to the present. Stephen is a Council member for the George Washington University School of Business, Digital Marketing Advisory Council member.

Montel Williams, Director

Mr. Williams, age 65, enlisted in the United States Marine Corps in 1974. Mr. Williams received a B.S. in Engineering from the United States Naval Academy in 1980, and served in the United States Navy in active duty until 1991, and as a reservist until 1996 when he retired at the rank of Lieutenant Commander. Mr. Williams’ awards include two Meritorious Service Medals, two Navy Commendation Medals, the National Defense Service Medal, the Navy Achievement Medal, two Navy Expeditionary Medals, the Armed Forces Expeditionary Medal and two Humanitarian Service Medals.

From 1991 to 2008 Mr. Williams hosted the nationally syndicated talk show for which he won an Emmy in 1996, The Montel Williams Show. In 2014, Mr. Williams became a Founder of Helius Medical Technologies, Inc., a neurotechnology company that focuses on developing, licensing, and acquiring non-invasive technologies for the treatment of symptoms caused by neurological disease or trauma. Mr. Williams was also the Founder of the Montel Williams MS Foundation, a 501(c)(3) organization devoted to researching Multiple Sclerosis and helping people suffering from Multiple Sclerosis. Since September 2017, Montel Williams has served as Founder & Co-President of Montel Williams Enterprises, Inc., an investment holding company, and since September 2013, Mr. Williams has served as Founder of Montel Media, Inc., a media production company.

Joseph J. Watson, Director

Mr. Watson, age 56, received a B.S. in Communications System Management from Ohio University in 1992, and received a Master’s in Business Administration from Ohio University in 1999. Mr. Watson served in the United States Army from 1985 to 1987 and is also a National Guard veteran.

Since 2011, Joe Watson has served as President and Chief Executive Officer of Petland, Inc., a global pet products retailer with stores in eight countries. Mr. Watson began at Petland as Vice President of Operations in November 2005 and then served as Chief Operating Officer prior to becoming CEO. Since July 2015, Mr. Watson was appointed by Ohio Gov. John Kasich, and confirmed by the Ohio Senate as a member of the Board of Trustees of Shawnee State University. Since January 2020, Mr. Watson has served as the Chairman of the Board of Trustees of Adena Health System, a medical services provider with four hospitals and six regional clinics in Ohio.

David H. Deming, Director

Mr. Deming, age 69, received a B.A. in Economics from Hobart College in 1975. Mr. Deming started his career at J.P. Morgan in 1976 and was a Managing Director in charge of the Global Healthcare Investment Banking Group from 1991 to 2003.

From April 2013 to March 2018, Mr. Deming served as Managing Partner at TAG Healthcare Advisors LLC, a boutique investment advisory firm. From April 2015 to August 2018, Mr. Deming served as a director of Sorrento Therapeutics Inc., a clinical stage and commercial-stage biopharmaceutical company that develops therapies for cancer, autoimmune, inflammatory, viral, and neurodegenerative diseases. Since March 2018, David H. Deming has served as Partner and Chief Operating Officer of ID Fund LLC, an investor-directed firm for accredited investors.

Nicola R. Finley, M.D., Director

Dr. Finley, age 49, received a B.A. in Educational Studies from Brown University in 1994, and received a M.D. from the George Washington University School of Medicine in 1998. Dr. Finley is a board-certified internal medicine physician, and has had her research published in the American Journal of Lifestyle Medicine and Current Sexual Health Reports. Dr. Finley authored Function: A multidimensional view for the International Council on Active Aging®, and wrote the chapter on “Women’s Sleep” in Integrative Sleep Medicine published by Weil Integrative Medicine Library.

Since October 2014, Dr. Nicola R. Finley has served as Adjunct Faculty in the Health Promotion Sciences Division at the Mel and Enid Zuckerman College of Public Health at the University of Arizona, where she lectures to undergraduate, graduate and medical students, and presents to staff and faculty on the topic of personal wellness. Since February 2021, Dr. Finley has served as an Advisory Board Member of the Global Wellness Summit, an organization that gathers leaders and visionaries in the wellness industry. Since May 2021, Dr. Finley has served as an Advisory Council Member at Luma Wealth, a wealth management firm that focuses on advising women and their families. Since August 2020, Dr. Finley has served as a Community Advisory Board Member of Arizona Public Media, a Southern Arizona-based non-profit public media service providing television and radio content including NPR and PBS to the area.

Christina Jefferson, Director

Ms. Jefferson, age 42, has spent her career as a leader in the diversity, equity, and inclusion field and currently serves as the Director of Diversity, Equity, and Inclusion for the San Francisco 49ers. Jefferson spent six years of her career with Sephora, leading their diversity and inclusion efforts companywide. During her time at Sephora, Jefferson rose through the ranks working on social impact and diversity and inclusion programs to foster inclusivity across stores, corporate offices, and distribution centers. Jefferson was instrumental in building a talent pipeline to identify and hire individuals from underrepresented groups. In addition to her work internally, Jefferson also advocated for inclusive marketing campaigns and more during her time there. Jefferson sits on several boards, including the Jewish Community Relations Council of San Francisco and Congregation Sherith Israel. Jefferson earned her B.S. from the University of Southern Indiana and her Masters in Human Resource Management from Golden Gate University.

Conflicts of Interest

Certain of our directors and officers will be engaged in, and will continue to engage in, other business activities on their own behalf and on behalf of other companies and, as a result of these and other activities, such directors and officers may become subject to conflicts of interest. Our independent members of the Board will review any such transactions and report to the Audit Committee of the Board.

The BCBCA provides that in the event that a director has a material interest in a contract or proposed contract or agreement that is material to an issuer, the director shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement, subject to and in accordance with the BCBCA. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the BCBCA.

Significant Employees

Other than our Chief Executive Officer and director and secretary, and Chief Branding Officer and director, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

The Chief Executive Officer, and Chairman, Ian James and Chief Branding Officer and Director, Stephen Letourneau are legally married. There are no other family relationships to disclose.

Arrangements between Officers and Directors

Except as set forth in this annual report on Form 10-K, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

Additional details regarding Directors

No officer or director has, during the past five years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 11. EXECUTIVE COMPENSATION

The Company may compensate directors by paying fees for their services; however, the amounts of such fees are determined at the discretion of the Board of the Company on a case-by-case basis based on the nature of the work and the time required. The Company typically compensates directors for services rendered by granting stock options to purchase the Company’s common shares.

The following table sets forth all compensation provided to each of the directors and officers of the Company for the fiscal year ended February 28, 2022:

Name	Fees earned or paid in cash ($)	Share-based awards	Option-based awards (8)	Non-equity incentive plan compensation ($)	All other compensation ($)	Total ($)
Ian James (1)	-	-	-	-	-	-
Stephen Letourneau (2)	-	-	-	-	-	-
Montel Williams (3)	500	75,000	4,000,000	-	-	113,628
Joseph J. Watson (4)	500	75,000	4,000,000	-	-	113,628
Christina Jefferson (5)	166.67	25,000	4,000,000	-	-	108,994.67
David H. Deming (6)	500	75,000	4,000,000	-	-	113,628
Dr. Nicola Finley (7)	500	75,000	4,000,000	-	-	113,628

Notes:

(1)	Mr. Ian James was appointed as a director of the Company on July 30, 2021.

(2)	Mr. Stephen Letourneau was appointed as a director of the Company on July 30, 2021.

(3)	Mr. Montel Williams was appointed as a director of the Company on August 27, 2021.

(4)	Mr. Joe Watson was appointed as a director of the Company on August 27, 2021.

(5)	Dr. Nicola Finley was appointed as a director of the Company on August 27, 2021.

(6)	Mr. David Deming was appointed as a director of the Company on August 27, 2021.

(7)	On December 14, 2021, the Company’s Board of Directors (the “Board”) unanimously approved the appointment of Christina Jefferson to the Board as an Independent Director, effective January 1, 2022.

(8)	Subject to the Vesting Requirements, Company will grant Director Options to purchase up to 4,000,000 shares of Company’s common stock, at an exercise price of $0.25 per share in a form as described below. The Options will be vested in Director at a rate of 12.5% per quarter, starting on September 30, 2021, and quarterly thereafter. The options are exercisable from the first anniversary of the grant date (the Effective Date of the Board of Directors Agreement). Options will expire 5 years from the date of issue. Director agrees to execute a lock-up agreement if any financing for the Company so requires and the terms of such financing are acceptable to the Director, and upon the same terms as other affiliates.

Pension Plan Benefits for Directors

The Company does have a pension plan, defined benefit plan, defined contribution plan or deferred compensation plan that provides for payments or benefits to the directors, other than Named Executive Officers, at, following, or in connection with retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 10, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our current named executive officers and directors that beneficially own shares of our common stock; and

●	all our executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, named executive officer or 5% or more stockholder, as the case may be. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name of Beneficial Owner (1)

Name of Beneficial Owner (1)	Amount of Beneficial Ownership of Common Stock	Percent of Outstanding Common Stock (2)	Amount of Beneficial Ownership of Preferred Stock	Percent of Outstanding Preferred Stock (4)
Directors and Executive Officers:
Ian James	103,969,530	27.00029%	350,000	50%
Stephen Letourneau	103,969,529	27.00029%	350,000	50%
Montel Williams	75,000	00.01948%	0	0%
Joseph J. Watson	200,000	00.05194%	0	0%
David H. Deming	478,747	00.12433%	0	0%
Dr. Nicola R. Finley, M.D.	75,000	00.01948%	0	0%
Christina Jefferson	25,000	00.00649%	0	0%

All directors and executive officers as a group (2 persons)
5% Stockholders:
Green Ohio Ventures, LLC (3)	207,898,684	53.99009%	0	0%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

(2)	Based on 385,108,169 shares of the Company’s common stock issued and outstanding as of June 10, 2022.

(3)	As disclosed in that certain Current Report on Form 8-K filed with the SEC on August 4, 2021. Represents shares held by Green Ohio Ventures, LLC. Ian James and Stephen Letourneau together own 90.6165% of Green Ohio Ventures, LLC, or 45.30825% each. On August 24, 2021, Green Ohio Ventures, LLC transferred 17,963,817 shares of restricted Common Stock of Better for You Wellness, Inc. to MRKTS Group Inc. for consulting services provided. This transaction did not result in MRKTS Group Inc. owning 5% or more of any class of securities of the issuer. From August 24, 2021 to August 25, 2021, Green Ohio Ventures, LLC distributed, at no cost and in various quantities, a total of 24,137,499 shares of restricted Common Stock of Better for You Wellness, Inc. to 18 of its 20 members. No shares were distributed from GOHV to Ian James and Stephen Letourneau. The aforementioned transaction(s) did not result in any individual shareholder owning 5% or more of any class of securities of the issuer. The aforementioned transaction was carried out as it was deemed by GOHV to be in the best interests of its members. In light of the transactions which occured on August 24 and 25, 2001, for the purposes of GOHV’s holdings in the Company, Ian James and Stephen Letourneau shall each be considered 50% beneficial owners of any shares held by GOHV in the Company.

(4)	Based on 700,000 shares of the Company’s Series A Preferred Stock issued and outstanding as of June 10, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Ian James, the Company’s Chief Executive Officer and Director, along with Stephen Letourneau together own a majority of the membership interests (collectively constituting approximately 90.6165%) of Green Ohio Ventures, LLC, an Ohio Limited Liability Company (“GOHV”). On July 19, 2021, the Company (formerly known as Fast Track Solutions) had entered into a Share Purchase Agreement by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), GOHV, Ian James, and Stephen Letourneau, pursuant to which, on July 30, 2021, CRS sold 700,000 shares of the Company’s Series A Preferred Stock and 250,000,000 shares of Common Stock, representing approximately 89.62% voting control of the Company. 350,000 shares of Series A Preferred Stock were transferred to Ian James, 350,000 shares of Series A Preferred Stock were transferred to Stephen Letourneau, and 250,000,000 shares of Common Stock were transferred to GOHV. The aforementioned purchasers, collectively, paid consideration of three hundred thirty-five thousand dollars ($335,000). The consummation of the transactions contemplated by this Share Purchase Agreement resulted in a change in control of the Company, with Ian James, Stephen Letourneau and GOHV becoming the largest controlling stockholders.

Director Independence

See “Directors, Executive Officers and Corporate Governance -Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by BF Borgers CPA (“Borgers”), PCAOB ID 5041, our independent registered public accounting firm, for the years ended February 28, 2022 and 2021. Borgers did not bill us for other services during those periods.

	2022	2021
Audit fees (1)	$25,000	$20,000
Audited related fees (2)	$5,000	$500
Tax fees (3)	-	-
All other fees (4)	$5,350	-
Total	$35,350	$20,500

(1)	Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

(2)	Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

(3)	Tax fees. Consists of professional services rendered by our accountants for tax compliance, tax advice, tax planning and the preparation of income tax returns.

(4)	All Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee charter sets forth our policy regarding retention of the independent auditors, giving the Audit Committee responsibility for the appointment, replacement, compensation, evaluation and oversight of the work of the independent auditors. As part of this responsibility, our Audit Committee pre-approves the audit and non-audit performed by our independent auditors in order to assure that they do not impair the auditor’s independence from the Company. The Audit Committee has adopted a policy which sets forth the procedures and the conditions pursuant to which proposed to be performed by the independent auditors may be pre-approved.

There were no non-audit services provided by our independent registered public accounting firm during the fiscal year ended February 28, 2022.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements

2.	Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.

Exhibit Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation	Filed as an exhibit to the Company’s Form 10-12G/A, as filed with the SEC on June 23, 2021, and incorporated herein by this reference (File No. 000-56262).

3.11	Amendment to Certificate of Incorporation.	Exhibit 3.1 to the Current Report on Form 8-K filed on August 19, 2021 (File No. 000-56262).

3.2	Bylaws of the Company	Exhibit 3.2 of the Company’s Form 10-12G/A filed with the Securities and Exchange Commission on June 23, 2021 (File No. 000-56262).

10.1	Share Purchase Agreement between Fast Track Solutions, Inc., CRS Consulting, LLC, Green Ohio Ventures, LLC, Ian James and Stephen Letourneau dated July 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2021 (File No. 000-56262).

10.2	Independent Director Agreement, dated August 31, 2021, by and between the Company and Montel Williams.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.3	Independent Director Agreement, dated August 29, 2021, by and between the Company and Joseph J. Watson.	Exhibit 10.3 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.4	Independent Director Agreement, dated August 28, 2021, by and between the Company and David H. Deming.	Exhibit 10.4 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.5	Independent Director Agreement, dated August 29, 2021, by and between the Company and Dr. Nicola R. Finley, MD.	Exhibit 10.5 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.6	Term Sheet between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2021 (File No. 000-56262).

10.7	Amended and Corrected Equity Purchase Agreement by and between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2021 (File No. 000-56262).

10.8	Amended and Corrected Registration Rights Agreement by and between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2021 (File No. 000-56262).

10.9	Letter of Intent executed February 11, 2022.	Exhibit 99.1 to the Current Report on Form 8-K filed on February 16, 2022 (File No. 000-56262).

10.10	Form of Share Purchase Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.11	Form of Promissory Note.	Exhibit 10.2 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.12	Form of Registration Rights Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.13	Form of Finder’s Agreement.	Exhibit 10.4 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.14	Form of Agreement to Terminate.	Exhibit 10.5 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.15	Form of MIPA, Employment Agreement, and Consulting Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2022 (File No. 000-56262).

10.16	Form of Share Purchase Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2022 (File No. 000-56262).

10.17	Form of Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K filed on June 10, 2022 (File No. 000-56262).

10.18	Form of Registration Rights Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on June 10, 2022 (File No. 000-56262).

21.1	Subsidiaries of the Registrant	Filed herewith.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended February 28, 2022	Filed herewith.

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended February 28, 2022

Filed herewith.

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

(1)

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1937, as amended, or otherwise subject to liability under those sections.

†

Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER FOR YOU WELLNESS, INC.

Dated: June 15, 2022	By:	/s/ Ian James
Ian James
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Ian James his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 15, 2022	By:	/s/ Ian James
Ian James
Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

	By:	/s/ Stephen Letourneau
Dated: June 15, 2022		Stephen Letourneau Director

	By:	/s/ Montel Williams
Dated: June 15, 2022		Montel Williams

	By:	/s/ Joseph J. Watson
Dated: June 15, 2022		Joseph J. Watson

	By:	/s/ David H. Deming
Dated: June 15, 2022		David H. Deming

	By:	/s/ Dr. Nicola R. Finley, MD
Dated: June 15, 2022		Dr. Nicola R. Finley, MD

	By:	/s/ Christina Jefferson
Dated: June 15, 2022		Christina Jefferson