Form 10-Q
period 2022-05-31
Better For You Wellness, Inc.
filed 2022-08-09
CIK 1852707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-56262

better for you wellness, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-2903933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Jeffrey DeNunzio 1349 East Broad Street Columbus, OH	43205
(Address of Principal Executive Offices)	(Zip Code)

(614) 368-9898
(registrant’s telephone number, including area code)

N/A
(former name or former mailing address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
None	None	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 4, 2022, there were 385,198,451 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Better For You Wellness, Inc.

Consolidated Balance Sheet

	May 31, 2022	February 28, 2022

ASSETS
Cash	$2,695	$9,719
Inventory	7,037	13,106
Total Current Assets	9,732	22,825
Equipment, net depreciation	607	731
TOTAL ASSETS	$10,338	$23,555

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Loans to company – related party	$306,738	$305,666
Convertible note payable, net accumulated interest	315,063	-
Loans payable, other	-	5,385
Stock Warrant liability	36,366	-
Other current liabilities	119	11,150
Accrued Expenses	$16,217	$172,933

TOTAL LIABILITIES	$674,503	$495,133

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 700,000 issued and outstanding as of May 31, 2022 and February 28, 2022)	70	70
Common stock ($.0001 par value, 500,000,000 shares authorized, 380,108,169 and 370,747,042issued and outstanding as of May 31, 2022 and February 28, 2022, respectively)	38,011	37,075
Shares Cancelable	-	(250,000)
Additional paid-in capital	2,419,264	1,485,364
Noncontrolling interest	-	4,358
Accumulated deficit	(3,121,510)	(1,748,445)
Total Stockholders’ Equity (Deficit)	(664,165)	(471,578)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$10,338	$23,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Consolidated Statement of Operations

	Three Months May 31, 2022	Three Months May 31, 2021

Revenue
Merchandise Sales	$13,087	$19,455
Cost of Goods Sold	10,268	7,230
Gross Profit	$2,819	$12,226
Operating Expenses:
Selling, general and administrative expenses	$240,576	$23,692
Impairment expense	577,473	-
Share-based expense	516,407	70,000
Total operating expenses	1,334,455	93,692

Other Income
Other income	$-	$10
Stock warrant expense	(36,366)	-
Other expense	(5,063)	(21)
Total other income(expense)	(41,429)	(11)

Net loss	$(1,373,066)	$(81,477)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	363,657,794	195,652,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ended May 31, 2022

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Shares Cancelable	Noncontrolling Interest	Accumulated Deficit	Total

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$1,485,364	$(250,000)	$4,358	$(1,748,445)	$(471,578)
Common shares canceled and returned to the Company	(7,048,873)	(705)	-	-	(249,295)	250,000	-	-	-
Common shares issued for shares payable	325,000	33	-	-	(33)	-	-	-	-
Common shares issued for services	5,085,000	509	-	-	253,742	-	-	-	254,250
Common shares issued for purchase of subsidiary	11,000,000	1,100	-	-	576,373	-	-	-	577,473
Stock option expense	-	-	-	-	262,157	-	-	-	262,157
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	90,956	-	-	-	90,956
Noncontrolling interest	-	-	-	-	-	-	(4,358)	-	-
Net loss	-	-	-	-	-	-	-	(1,373,066)	(1,373,066)
Balances, May 31, 2022	380,108,169	$38,011	700,000	$70	$2,419,264	$-	$-	$(3,121,510)	$(664,165)

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Period Ended May 31, 2021

(Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Noncontrolling Interest	Accumulated Deficit	Total

Balances, February 28, 2021	-	$-	-	$-	$1,185	$-	$(57,150)	$(55,965)

Common shares issued after reorganization	359,996,332	36,000	-	-	(36,000)	-	-	-
Series A preferred shares issued after reorganization	-	-	700,000	700	69,930		-	70,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	3,951	-	-	3,951
Noncontrolling interest	-	-	-	-	-	20,768	-	20,768
Net loss	-	-	-	-	-		(81,477)	(81,477)
Balances, May 31, 2021	359,996,332	$36,000	700,000	$700	$39,066	20,768	$(138,627)	$(42,723)

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

Consolidated Statement of Cash Flows

	Three Months May 31, 2022	Three Months May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,373,066)	$(81,477)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued	254,250	-
Preferred stock issued	-	70,000
Impairment expense	577,473	-
Warrant expense	36,366	-
Stock options expense	262,157	-
Amortized interest	5,063	-
Changes in current assets and liabilities:
Accrued expenses	(156,716)	(2,630)
Notes payable	(5,385)	(15,039)
Stock warrant liability	89,286	-
Other current liabilities	(10,893)	32
Net cash used in operating activities	(404,695)	(30,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible note payable	$310,000	$-
Noncontrolling interest	(4,358)	20,768
Expenses contributed to capital	90,956	3,951
Loan to company – related party	1,072	-
Net cash provided by financing activities	397,671	24,719
Net change in cash	$(7,024)	$(5,640)
Beginning cash balance	9,719	8,348
Ending cash balance	$2,695	$2,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1 - Organization and Description of Business

Better For You Wellness, Inc. (“we,” “us,” “our”, the “Company” or the “Registrant”) was originally incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020.

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

On February 3. 2022, the Company was approved by OTC Markets to up-list its common stock from the OTC Pink Sheets to the OTCQB® Venture Market (the “OTCQB”). The Company began trading of its common shares on the OTCQB as of the market open on February 3, 2022, under its same symbol, “BFYW.”

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

Mango Moi is a hair and skincare business located in Chicago, Illinois. Pursuant to the MIPA, in exchange for the MM Interests, the Company agreed to pay the Sellers a purchase price consisting of shares of the Company’s common stock, par value $0.0001 per share which consists of 11,000,000 shares of common stock (the “Company Common Stock”), with a fair market value of approximately $550,000, with 5,720,000 shares of Company Common Stock issued to Amanda Cayemitte and 5,280,000 shares of Company Common Stock issued to Yapo M’be (referred to together herein as the “Purchase Price”). Additionally, pursuant to the terms of the MIPA, the Company agreed to enter into an Employment Agreement with Mango Moi founder Amanda Cayemitte (the “Employment Agreement”), and a Consulting Agreement with Yapo M’be  (the “Consulting Agreement”), respectively, as disclosed by the Company on its Current Report on Form 8-K filed with the SEC on May 2, 2022.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Glow Markets, LLC and Mango Moi, LLC. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at May 31, 2022 and February 28, 2022 were $2,695 and $9,719 respectively.

Revenue recognition

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of May 31, 2022, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at May 31, 2022.

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

The Company does not have any potentially dilutive instruments as of May 31, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

The Company had no stock-based compensation plans as of May 31, 2022 and February 28, 2022.

The Company’s stock-based compensation for the period ended May 31, 2022 and May 31, 2021 was $516,407  and $70,000, respectively.

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

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of May31, 2022, the Company has incurred a net loss of approximately $3,121,510 which resulted in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $655,517 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of May 31, 2022 other than the following:

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

On May 26, 2022 the Company acquired Mango Moi, LLC as a wholly-owned subsidiary (See Note 1). As part of the purchase agreement, the Company entered into an employment agreement and a consulting agreement as follows:

Employment Agreement

Pursuant to the Employment Agreement, which is to be effective as of 45 days from the signing of the MIPA, the Company agreed to employ Amanda Cayemitte as the Chief Visionary Officer of Mango Moi to provide duties including normalizing the Company’s strategic-planning processes, forging new working relationships and synergies across the organization, and establishing greater transparency and accountability for those people carrying out the Company’s strategy. As compensation under the Employment Agreement, the Company agreed to pay Amanda Cayemitte  an annual salary of $65,000 payable semi-monthly on the first day and the fifteenth day of the month and subject to applicable federal, state, and local withholding.

The Employment Agreement can be terminated any time by either party by giving 30 days written notice to the other party.  If the Employment Agreement is terminated, Amanda Cayemitte will be entitled to receive compensation for:

●	one month upon completion of one full calendar year of employment with the Company;

●	two months upon completion of two full calendar years of employment with the Company, and

●	three months upon competition of two full calendar years of employment with the Company.

However, if Amanda Cayemitte breaches any terms of the Employment Agreement, the Company may terminate the Employment Agreement without any notice and with compensation being paid to Amanda Cayemitte only through the date of such termination.

Consulting Agreement

Pursuant to the Consulting Agreement, the Company engaged Yapo M’be as a consultant to provide manufacturing services for Mango Moi, to begin on May 2, 2022.  As compensation under the Consulting Agreement, the Company agreed to pay Yapo M’be at the rate of $30.00 per hour, not to exceed $1,500 per month.  The Consulting Agreement can be terminated by either party upon the failure of the other to perform under the Consulting Agreement by giving ten days written notice to the non-performing party. The Consulting Agreement can also be terminated by the Company by giving ten days written notice to Yapo M’be in the event that there is a reduction of the program budget.

Note 6 – Convertible Note Payable

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

Note 7 – Stock Purchase Warrant Liability

On April 18, 2022, Better For You Wellness, Inc., a Nevada corporation (the “Company”), entered into a Standby Equity Commitment Agreement, dated April 11, 2022 (the “SECA”) with MacRab LLC, a Florida limited liability company (the “Investor”). The SECA provides the Company with an option to sell up to $5,000,000 worth of the Company’s common stock, par value $0.0001 (the “Common Stock”), to the Investor, in increments, over the period ending twenty-four (24) months after the date the Registration Statement (as defined below) is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. The purchase price per share, for each respective put under the SECA, is equal to 90% of the average of the two (2) lowest volume weighted average prices of the Common Stock during the six (6) trading days following the clearing date associated with the respective put under the SECA. Additionally, we issued a common stock purchase warrant for the purchase of 1,785,714 shares of our common stock (the “Warrant”) to Investor as a commitment fee in connection with the execution of the SECA.The Company fair valued the shares purchase warrant on the closing date at $36,366 using a Black-Scholes put option pricing model.

Note 8 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 shares issued and outstanding as of May31, 2022 and February 28, 2022.

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

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 380,108,169 and 370,747,042 shares of common stock issued and outstanding as of May31, 2022 and February 28, 2022, respectively.

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

On April12, 2022, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $15,468.

On May 26, 2022, 11,000,000 share of Restricted Common Stock were issued to the two Sellers of Mango Moi, LLC (See Note 1). The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $550,000.

During the period ended May 31, 2022, a total of 325,000 shares of Restricted Common Stock were sold to two shareholders for proceeds totaling approximately $40,248.

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

Stock Options

During the fiscal year ended February 28, 2022, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 2,500,000 fully vested on September 30, 2021. 17,500,000 shares vest over the next 2 years, 2,500,000 shares per quarter. The options have the exercise price of $.25 per share. These options expire 5 years after issue. The aggregate intrinsic value of these outstanding options as of May 31, 2022, was $0.

The Company fair valued the options on the grant dates at $2,127,565 using a Black-Scholes option pricing model with the following assumptions: stock price of $.15 and $.11 per share (based on the quoted trading price on the dates of the grants). The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the period ended May 31, 2022 was approximately $262,157. The total unamortized stock option expense at May 31, 2022 was approximately $1,888,285.

Additional Paid-In Capital

During the quarterly period ended May 31, 2022, the Sellers of Mango Moi, LLC, paid prior expenses on behalf of the wholly-owned subsidiary totaling approximately $90,956. These payments are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $6,441 during the year ended February28, 2022. During the year ended February 28, 2022, former related party Paul Moody paid expenses on behalf of the Company totaling $500.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totaling $1,185 during the year ended February 28, 2021.

The $8,126 in total payments made by the former directors are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 8 - Related-Party Transactions

Loan to Company

During the period ended February 28, 2022, our CEO, Ian James, paid expenses on behalf of the Company totaling $65 and shareholder, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling $202,475.

During the period ended May 31, 2022, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling approximately $165,444 and the Company made payments to Green Ohio Ventures, LLC, totaling approximately $130,759, which resulted in a net increase of the loan amount to a total of approximately $271,738.

These payments are considered as loans to the Company, which are noninterest-bearing, unsecured and payable on demand.

In addition, the Company acquired $35,000 of a loan to Mango Moi, LLC when it became a wholly-owned subsidiary of the Company. This loan was made to Mango Moi, LLC by a relative of Amanda Cayemitte, one of the sellers of the subsidiary.

Note 9 - Impairment Expense

During the period ended May 31, 2022, the Company purchased Mango Moi, LLC (“Mango Moi”) as a wholly-owned subsidiary. The sellers of Mango Moi received 11,000,000 shares of common stock with a fair market value of approximately $550,000. The Company received approximately $7,646 of Mango Moi’s assets and took on approximately $35,119 of Mango Moi’s debts. The Company posted the net value of Mango Moi’s liabilities and the fair market value of the shares issued to the sellers as an impairment expense of $577,473.

Note 10 - Subsequent Events

On June 7, 2022, Better For You Wellness, Inc. (the “Company”), entered into a Securities Purchase Agreement (the “Purchase Agreements”) with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), respectively, pursuant to which Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the “Note”). The closing of the Purchase Agreements occurred on June 7, 2022. The Note bears an original issue discount of $31,000, each bear interest of 12% per year and mature on June 7, 2023 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

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

On June 18, 2022, Dr. Nicola Finley advised the Company’s board of directors that she will resign as a board member of the Company and that her resignation is effective immediately. Dr Finley also notified the board of directors of her willingness to voluntarily relinquish the compensatory options referenced in her Director Agreement dated August 29, 2021.

The resignation of Dr. Finley was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On June 20, 2022, the Company’s board of directors unanimously approved the appointment of Melisse Gelula as a non-executive independent director of the Company, effective immediately.

On July 11, 2022, the Company entered into a Common Share Option Cancellation and Forfeiture Agreement with former Director Dr. Nicola Finley (the “Option Cancellation and Forfeiture Agreement”). Under the Option Cancellation and Forfeiture Agreement, Dr. Nicola Finley forfeited, and the Company canceled Dr. Nicola Finley’s option to purchase 4,000,000 common shares of the Company that was granted to the optionee pursuant to the Director Agreement dated as of August 29, 2021. Upon such forfeiture and cancellation, Dr. Nicola Finley has no further rights to exercise the option to purchase 4,000,000 common shares of the Company. The cancellation and forfeiture set forth in the Option Cancellation and Forfeiture Agreement shall not affect the restricted common shares granted by the Company to Dr. Nicola Finley pursuant to the Director Agreement dated as of August 29, 2021. As a payment in lieu of whatever benefits, if any, to which Dr. Nicola Finley may have been entitled to under the option to purchase 4,000,000 common shares of the Company, the Company shall pay Dr. Nicola Finley $1.00.

On July 19, 2022, the Company’s Compensation Committee approved a formal Employment Agreement with Ian James, the Company’s Chief Executive Officer and the Company entered into the Agreement with Mr. James as of July 21, 2022.

On July 19, 2022, the Company’s Compensation Committee approved a formal Employment Agreement with Stephen Letourneau, the Company’s Chief Branding Officer and the Company entered into the Agreement with Mr. Letourneau as of July 21, 2022.

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

Business Overview

We are a sustainable brands and services company headquartered in Columbus, Ohio. We are evaluating opportunities targeting six goals-based wellness categories within the rapidly growing wellness industry to create a leading global wellness conglomerate.

Through our dual buy and build model, we evaluate the wellness industry in the following six goals-based categories:

●	Better Health

●	Better Fitness

●	Better Nutrition

●	Better Appearance

●	Better Sleep

●	Better Mindfulness

As an early-stage company, our Company generated $13,087 and $19,455 in revenue for the three months ended May 31, 2022 and 2021 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life. On May 26, 2022, our Company closed its first acquisition of the right, title and interest in, including all of the outstanding membership interests of Mango Moi, LLC, a hair and skincare business located in Chicago, Illinois. As a fledgling brand, Mango Moi, LLC lacked capital, access to capital, and other resources necessary to scale and maintain its growth trajectory. We believe that as a result of Mango Moi, LLC’s lack of resources, our Company was presented with an attractive acquisition opportunity and that our Company’s resources would allow Mango Moi, LLC to expand.

We believe wellness consumers purchase with intention and specifically seek out the brands and products that improve their quality of life. Furthermore, we believe wellness consumers pursue these six goals-based dimensions of wellness and are positioning the Company to capitalize on this demand. With skin being a human’s largest organ, we have initially prioritized skincare and haircare to help wellness consumers look and feel better with clean and natural products. We intend to expand into additional wellness categories with functional foods, beverages, supplements, and more.

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

Our management team monitors a variety of trends and factors that follow, which could impact our operating performance.

As an early-stage company, the Company has relatively few transactions to date.

Trends and Other Factors Affecting Our Operating Performance

Our management team monitors various trends and factors that could impact our operating performance.

Revenue Strategy

Our revenue growth strategy follows a dual buy and build model in which we acquire brands and related infrastructure and develop brands and related infrastructure in-house. In addition to scaling the Company’s wholly-owned subsidiary, Glow Market LLC, which currently owns and operates our Better Suds soap brand, we have executed multiple non-binding letters of intent to acquire companies within the skincare sector, including a vertically-integrated skincare manufacturer and multiple brands. The closing of these respective transactions is dependent on numerous factors, including but not limited to the satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance. On May 26, 2022, our Company closed its first acquisition of the right, title and interest in, including all of the outstanding membership interests of Mango Moi, LLC, a hair and skincare business located in Chicago, Illinois.

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

Operating Costs

Our operating costs include raw materials, labor and related benefits, manufacturing overhead, marketing, sales, distribution, shipping, and other general and administrative expenses. We attempt to manage the impact of our operating costs through fixed hourly rate agreements with legal counsel and certain consultants.

Fluctuations in Costs

Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs, and our productivity efforts. If we are unable to manage cost fluctuations through pricing actions, cost savings projects, sourcing decisions, and consistent productivity improvements, it may adversely impact our gross margin, operating margin, and net earnings. Sales can also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve, and sustain cost improvement plans, including supply chain optimization, general overhead and workforce optimization, as well as outsourcing projects as deemed appropriate.

Commodities

In the future, our profitability could depend on our ability to anticipate and react to raw material costs, among other things. Raw materials can be sourced from various parts of the globe, and the prices of raw goods are subject to many factors beyond our control. These factors include variables in world economic conditions, political events, tariffs, trade wars or other events.

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

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling, General, and Administrative (“SG&A”). The Company engaged Carter, Ledyard, & Milburn LLP and Anthony L.G., PLLC as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services and securities counsel. Payroll expenses were the single largest category of expenditure of the quarter. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. BF Borgers CPA PC remains the Company’s Auditor to ensure continued financial regulatory compliance. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as accounting, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.

Systems and Controls

As an early-stage company, the Company has very few transactions to date. The Company’s Board of Directors consists of 7 members, 5 of which are non-executive independent directors. The Board of Directors’ reviews transactions, and the CEO signs off on transactions. The Company is developing revenue recognition processes and procedures for the business, including revenue streams, point of performance obligation discharged, etc., to comply with applicable State, Federal, and International Laws and Regulations.

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

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of May 31, 2022, the Company had no deferred revenues.

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

The pandemic has not materially impacted our operations in 2021 nor 2022 thus far.

Financial Statements and Exhibits

The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company’s business purpose is to seek the acquisition of or merger with an existing company.

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

The Company has elected February 28th as its fiscal year-end.

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	First Quarter		First Quarter
	2022	2021	2022	2021
Revenues	$13,087	$19,455	100%	100%
Cost of Goods	$10,268	$7,230	78.46%	37.16%
Gross Profit and Gross Margin	$2,819	$12,226	21.54%	62.84%
Operating Expenses	$1,334,455	$93,692	10,196.80%	481.58%
Net (Loss) Income	$(1,337,066)	$(81,477)	-10,216.75%	418.80%
Cash flow	$(404,695)	$(30,358)	-29.47%	-37.26%

Revenues

The company generated $13,087 and $19,455 for the three-months ended May 31, 2022, and 2021 respectively, a decrease of $6,368. The decrease was due to reduced merchandise sales due to a decrease in marketing. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods (“CPG”) sectors including but not limited to mergers, acquisitions, or business combination transactions.

Cost of Goods Sold

We recorded $10,268 and $7,230 for Cost of Goods Sold for the three-months ended May 31, 2022, and 2021 respectively, an increase of $3,038. The increase in Cost of Goods Sold was due to inventory purchasing.

Gross Profit and Gross Margin

We recorded $2,819 and $12,226 in Gross Profit for the three-months ended May 31, 2022, and 2021 respectively, a decrease of $9,407. We recorded a substantially lower Gross Profit for our three-months ended May 31, 2022, compared to the first quarter of the prior year due to a decrease in merchandise sales. The decrease was due to a decrease in merchandise sales due to a decrease in marketing.

Operating Expenses

We recorded $1,334,455 and $93,692 in Operating Expenses for the three-months ended May 31, 2022, and 2021 respectively. We incurred substantially higher Operating Expenses for our three-months ended May 31, 2022, compared to the prior year’s first quarter due to contemplated acquisition transactions, legal fees, due diligence costs, accounting, travel, and consultants. The primary reason for the increase in operating expenses is an increase of approximately $516,407 in share-based expenses, approximately $577,473 in impairment expense, and approximately $240,576 in general and administrative expenses.

Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of May 31, 2022, the Company has incurred a net loss of approximately $3,121,510, resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $655,517 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Net (Loss) Income

We recorded a loss of $1,373,066 and $81,477 for the three-months ended May 31, 2022, and 2021, respectively. We recorded a substantially higher net loss for our three-months ended May 31, 2022, compared to the first quarter in the prior year due to the factors discussed above.

Cash flow

For the first quarter ending May 31, 2022, and 2021, we had negative cash flows from operating activities in the amount of $404,695 and $30,358, respectively.

Liquidity and Capital Resources

Our cash balance at May 31, 2022, and 2021 was $2,695 and $2,708, respectively. We received $254,250 and $0  from the sale of shares of Common Stock for the three-months ended May 31, 2022, and 2021 respectively. We presently are largely reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors. However, we raised a total of $250,680 in net proceeds from Mast Hill, LLC in convertible debt in the three-months ended May 31, 2022.

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

Corporate History

Better For You Wellness, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”), was originally incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020.

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

Fast Track Solutions, Inc., as successor issuer to Sauer Energy, Inc., continued to trade in the OTC MarketPlace under the previous ticker symbol “SENY” until trading under the new ticker symbol “FTRK” for the Company began on May 6, 2021. The Company was given a new CUSIP Number by CUSIP Global Services for its common stock of 31188W108.

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

Cumulatively, Ian James and Stephen Letourneau retained a majority of the membership interests (collectively constituting approximately 84.12%) of GOVH.

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

On September 17, 2021, Mr. David H. Deming was appointed Secretary of the Company’s Board of Directors.

On September 17, 2021, we engaged Carter Ledyard Milburn LLP as the Company’s legal counsel going forward, to be consulted on a case-by-case basis as may be necessary. Any future legal fees that may be incurred are to be billed hourly and may not be static. We believe legal counsel to be important to the growth of the Company going forward.

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

On April 18, 2022, we entered into a Standby Equity Commitment Agreement with MacRab LLC, a Florida limited liability company providing us with an option to sell up to $5,000,000 worth of our common stock, par value $0.0001, to MacRab LLC, in increments, over the period ending 24 months after the date that the Company’s registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. Additionally, we issued MacRab LLC a common stock purchase warrant for the purchase of 1,785,714 shares of our common stock as a commitment fee in connection with the execution of the Standby Equity Commitment Agreement. We also entered into a Registration Rights Agreement with the Investor requiring the Company to file a registration statement providing for the registration of the common stock issuable to MacRab LLC under the Standby Equity Commitment Agreement and their common stock purchase warrant, and the subsequent resale by MacRab LLC of such common stock. Pursuant to the Placement Agent Agreement entered into on April 15, 2022 with JH Darbie & Co., Inc., the Company will pay to Darbie a fee equal to 3% of the gross proceeds raised from the sale of the securities, including all amounts placed in an escrow account or payable in the future and all amounts paid or payable upon exercise, conversion or exchange of such securities received or receivable directly by the Company. Such consideration paid in cash shall be paid directly to Darbie out of escrow, as and when such consideration is paid to the Company.

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

On May 26, 2022, we closed on the Membership Interest Purchase Agreement (the “MIPA”) and acquired Mango Moi, LLC with a purchase price of $597,726.57 worth of shares of the Company’s common stock, which consisted of 11,000,000 shares of common stock, with 5,720,000 shares of Company Common Stock issued to Amanda Cayemitte and 5,280,000 shares of Company Common Stock issued to Yapo M’be. In accordance with the terms of the MIPA, we entered into an Employment Agreement with Mango Moi, LLC founder Amanda Cayemitte, and a Consulting Agreement with Yapo M’be, respectively.

On June 7, 2022, we entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership, pursuant to which Mast Hill Fund, L.P. purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 bearing an original issue discount of $31,000, interest of 12% per year and a maturity date of June 7, 2023. The promissory note is convertible into shares of our common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. We have the right to prepay the promissory note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. Pursuant to the Securities Purchase Agreement, we issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock as a condition to closing. In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with Mast Hill Fund, L.P. pursuant to which we are obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the commitment shares and the shares of our common stock that may be issued to Mast Hill Fund, L.P. pursuant to the conversion of the promissory note. Pursuant to the Finder’s Fee Agreement we entered into on March 15, 2022 with JH Darbie & Co., Inc., fees of approximately $22,320.00 were paid to JH Darbie & Co., Inc. in addition to non-callable warrants expiring 5 years after the date of issuance equal to 8% warrant coverage of the amount raised, entitling JH Darbie & Co., Inc. thereof to purchase our common stock at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of our common stock on the date of the transaction, whichever is lower.

On June 18, 2022, Dr. Nicola Finley advised the Company’s board of directors that she will resign as a board member of the Company and that her resignation is effective immediately. Dr Finley also notified the board of directors of her willingness to voluntarily relinquish the compensatory options referenced in her Director Agreement dated August 29, 2021.

The resignation of Dr. Finley was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On June 20, 2022, the Company’s board of directors unanimously approved the appointment of Melisse Gelula as a non-executive independent director of the Company, effective immediately.

On July 11, 2022, the Company entered into a Common Share Option Cancellation and Forfeiture Agreement with former Director Dr. Nicola Finley (the “Option Cancellation and Forfeiture Agreement”). Under the Option Cancellation and Forfeiture Agreement, Dr. Nicola Finley forfeited, and the Company canceled Dr. Nicola Finley’s option to purchase 4,000,000 common shares of the Company that was granted to the optionee pursuant to the Director Agreement dated as of August 29, 2021. Upon such forfeiture and cancellation, Dr. Nicola Finley has no further rights to exercise the option to purchase 4,000,000 common shares of the Company. The cancellation and forfeiture set forth in the Option Cancellation and Forfeiture Agreement shall not affect the restricted common shares granted by the Company to Dr. Nicola Finley pursuant to the Director Agreement dated as of August 29, 2021. As a payment in lieu of whatever benefits, if any, to which Dr. Nicola Finley may have been entitled to under the option to purchase 4,000,000 common shares of the Company, the Company shall pay Dr. Nicola Finley $1.00.

On July 19, 2022, the Company’s Board of Directors approved and adopted a Code of Business Conduct and Ethics and Compliance Program designed to deter wrongdoing and to promote the types of conduct by directors, executives, and employees to uphold a strong sense of ethics and integrity.

On July 21, 2022, the Company’s Compensation Committee approved a formal Employment Agreement with Ian James, the Company’s Chief Executive Officer and the Company entered into the Agreement with Mr. James as of July 21, 2022. Also on July 21, 2022, the Company’s Compensation Committee approved a formal Employment Agreement with Stephen Letourneau, the Company’s Chief Branding Officer and the Company entered into the Agreement with Mr. Letourneau as of July 21, 2022.

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

As of May 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2021.(2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	Inline XBRL Instance Document.(3)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Form 10-12G, as filed with the SEC on March 23, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Better For You Wellness, Inc.
(Registrant)

By:	/s/ Ian James
Name:	Ian James
President and Chief Executive Officer
Dated:	August 9, 2022