Form 10-Q
period 2022-08-31
Better For You Wellness, Inc.
filed 2022-10-21
CIK 1852707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER: 000-56262

Better For You Wellness, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-2903933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ian James 1349 East Broad Street Columbus, OH	43205
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 17, 2022, there were 389,995,988 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Better For You Wellness, Inc.

Condensed Consolidated Balance Sheet

	August 31	February 28,
	2022	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2,745	$9,719
Inventory	5,918	13,106
Other current assets	106,333	-
Total Current assets	114,996	22,825
Equipment, net depreciation	2,906	731
Goodwill	577,473	-
TOTAL ASSETS	695,375	$23,556

LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
CURRENT LIABILITIES:
Loan to Company - Related Party	342,193	305,666
Convertible notes payable, net of accumulated interest and debt discounts	521,593	-
Loan payable, other	-	5,385
Accounts Payable and Accrued Expenses	9,824	184,083
Deferred Compensation	257,680	-
Tax liability	53	-
Total Liabilities	1,131,343	495,134

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock ( $.0001 par value, 200,000,000 shares authorized; 700,000 issued and outstanding as of Aug. 31, 2022 and May 31, 2022)	70	70
Common stock ($.0001 par value, 500,000,000 shares authorized, 385,198,451 and 380,108,169 issued and outstanding as of August 31, 2022 and May 31, 2022 respectively)	38,520	37,075
Additional Paid in Capital	2,820,220	1,485,364
Shares cancelable	-	(250,000)
Noncontrolling interest	-	4,358
Accumulated Deficit	(3,294,778)	(1,748,445)
Total Stockholders’ Equity (Deficit)	(435,968)	(471,578)
TOTAL LIABILITIES & EQUITY (DEFICIT)	695,375	$23,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

Income Statements
	Three Months	Three Months	6 months	6 months
	Ended	Ended	Ending	Ending
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021
Revenue
Merchandise Sales	2,881	-	15,968	-
Cost of Good Sold	3,489	-	13,757	-
Gross Profit	(608)	-	2,211	-
Operating Expenses
Share based expense	346,344	7,000	862,751	77,000
Impairment expense	-	-	-	-
Selling, General and Administrative	361,131	7,005	601,707	9,057
Total Operating Expenses	707,475	14,005	1,464,458	86,057

Operating Income/(Loss)	(708,083)	(14,005)	(1,462,247)	(86,057)

Other Income (Expense)
Interest expense	(61,043)	-	(97,409)	-
Other expense	(17,980)	-	(23,043)	-
Total Other Income	(79,023)	-	(120,452)	-
Net income/(loss)	(787,106)	(14,005)	(1,582,699)	(86,057)

Loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of common shares outstanding	372,031,446	360,000,680	372,031,446	250,434,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Consolidated and Condensed Statement of Changes in Stockholder (Deficit)

THREE AND SIX MONTHS ENDED AUGUST 31, 2022 AND 2021

(UNAUDITED)

				Par
		Par Value	Series A	Value Series A	Additional
	Common	Common	Preferred	Preferred	Paid-In	Shares	Noncontrolling	Accumulated
	Shares	Shares	Shares	Shares	Capital	Cancelable	Interest	Deficit	Total

Balance 02/28/2022	370,747,042	$37,075	700,000	$70	$1,485,364	$(250,000)	$4,358	$(1,748,445)	$(471,578)
Common Shares canceled and returned to the Company	(7,048,873)	(705)	-	-	(249,295)	250,000	-	-	-
Common shares issued for shares payable	325,000	33	-	-	(33)	-	-	-	-
Common shares issued for services	5,085,000	508	-	-	253,742	-	-	-	254,250
Common shares issued for purchase of subsidiary	11,000,000	1,100	-	-	576,373	-	-	-	577,473
Stock option expense	-	-	-	-	262,157	-	-	-	262,157
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	78,471	-	-	-	78,471
Noncontrolling interest	-	-	-	-	-	-	(4,358)	-	(4,358)
Net loss	-	-	-	-	-	-	-	(759,227)	(759,227)
Balance 5/31/2022	380,108,169	$38,011	700,000	$70	$2,406,779	$-	$-	$(2,507,672)	$(62,812)

Common shares issued for services to the Company	5,060,000	506	-	-	250,492	-	-	-	250,998
Common shares issued for cash received	30,282	3	-	-	3,750	-	-	-	3,753
Stock option expense	-	-	-	-	315,346	-	-	-	315,346
Fair value of warrants issued					63,853				63,853
Forfeiture of stock compensation	-	-	-	-	(220,000)	-	-	-	(220,000)
Net loss	-	-	-	-	-	-	-	(787,106)	(787,106)
Balance 8/31/2022	385,198,451	$38,520	700,000	$70	$2,820,220	$-	$-	$(3,294,778)	$(435,968)

Balance 02/28/2021	-	$-	-	$-	$1,185	$-	$-	$(57,150)	$(55,965)
Common shares issued after reorganization	359,996,332	36,000	-	-	(36,000)	-	-	-	-
Preferred shares issued after reorganization	-	-	700,000	70	69,930	-	-	-	70,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	3,951	-	-	-	3,951
Noncontrolling interest							20,768		20,768
Net loss	-	-	-	-	-	-	-	(81,477)	(81,477)
Balance 5/31/2021	359,996,332	$36,000	700,000	$70	$39,066	$-	$20,768	$(138,627)	$(42,723)

Common shares issued for services	50,000	5	-	-	6,995	-	-	-	7,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,990	-	-	-	2,990
Net loss	-	-	-	-	-	-	-	(14,005)	(14,005)
Balance 8/31/2021	360,046,332	$36,005	700,000	$70	$49,051	$-	$20,768	$(152,632)	$(46,738)

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	August, 31	August, 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	(1,582,699)	(86,057)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Common stock issued	-	7,000
Preferred stock issued	-	70,000
Share based expenses	505,248	-
Stock options expense	357,503	-
Amortized debt discount and debt issuance costs	61,043	-
Depreciation	124	-
Changes in current assets and liabilities:
Inventory	7,188	-
Other assets	(114,914)	-
Accounts payable and Accrued expenses	(174,259)	1,750
Deferred compensation	257,680	-
Tax liability	53	-

Net cash provided by (used in) Operating Activities	(683,033)	(7,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,299)	-
Cash paid for purchase of membership interest of subsidiary	-	-
Net cash used in Investing Activities	(2,299)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt discount	-	-
Offering costs paid on the issuance of common stock and notes	(56,640)	-
Common shares sold	3,750	-
Subscription payable	(3,750)	-
Convertible loan, plus accumulated interest	620,000	-
Noncontrolling interest	-	-
Expenses contributed to capital	78,471	6,942
Loans to Company - related party	36,527	365
Net cash provided by financing activities	678,358	7,307

Net Change in Cash	(6,974)	-

Cash at beginning of period:	9,719	-
Cash at end of period:	2,745	-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2022 and February 28, 2022 were $2,745 and $9,642 respectively.

Revenue recognition

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of August 31, 2022 and February 28, 2022, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2022.

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

The Company did not have any dilutive instruments for the three and six months ended August 31, 2022 and 2021, respectively. Thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

During the six month period ended August 31, 2022, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling approximately $78,471. During the same period, David Deming paid expenses on behalf of the Company totaling approximately $50,000. Additionally during the three month period ended August 31, 2022, Company Officers Deferred Compensation totalling $267,504.

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

The Company’s stock-based compensation for the three months ended August 31, 2022 and, 2021 was $346,334 and $7,000, respectively and for the six months ended August 31, 2022 and 2021 was $862,751 and $77,000, respectively.

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

The Company has not established enough sources of revenue to cover its operating costs. Management plans to fund operating expenses with related party capital contributions. There is no assurance that management’s plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of August 31, 2022, the Company has incurred a net loss of approximately $4,136,814 resulting in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $868,731 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of August 31, 2022 other than the following:

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

Ian James Employment Agreement

On July 21, 2022 the Company’s Compensation Committee approved a formal Employment Agreement with Ian James, the Company’s Chief Executive Officer and the Company entered into the Agreement with Mr. James as of July 21, 2022. As compensation under the Employment Agreement, beginning March 1, 2022, Employee will earn a Base Salary in the amount of $199,196 per annum, $16,599.67 per month, less statutory and other required deductions, for all work and services Ian James performs for the Company. The Company calculates Annual Base Salary on a January 1 through December 31 basis (i.e., a calendar year). Base Salary payments shall be subject to applicable federal, state, and local withholding. Under the Agreement, the Employee and Company mutually agree that until the Company is cash flow positive, the Company shall pay Employee a mutually agreeable amount each month toward the Employee’s Base Salary, and the balance of Base Salary unpaid, shall be accrued and recorded as an obligation of the Company. It shall become payable to the Employee when the Company is cash flow positive or at a time mutually agreed by the Company and Employee.

The Employee shall also be eligible to earn an additional payment (BONUS) of $68,328. The parties consider the Bonus Pay as “at-risk” and therefore not guaranteed. Bonus Pay could include a cash bonus, commission, and other at-risk pay categories. BONUS shall be determined at the sole discretion of the Company. The Employee’s Bonus shall be based on Employee’s annual performance reviews and overall company performance, subject to the terms and conditions of applicable incentive plans and policies.

Should this Contract be terminated, payments under Section 2 shall cease; provided, however, that Employee shall be entitled to Base Salary and accrued Base Salary for periods or partial periods that occurred before the date of termination and for which the Employee has not yet been paid and for any commission earned per the Company’s customary procedures, if applicable.

After completion of 90-days of Employment, Employee shall be entitled to a pro-rated 15 days paid time per year for utilization by Employee for personal business, illness, care of another person, or vacation. Personal Leave shall be calculated from the effective date of this Contract as of the date first above written through December 31st.

Employee shall be permitted to carry over into the following year of employment a maximum of five days of Personal Leave; however, as of December 31, Employee shall forfeit unused Personal Leave benefits above five days. Further, Employee shall not be permitted to carry over or accumulate more than ten days of Personal Leave from one year to the next.

Stephen Letourneau Employment Agreement

On July 21, 2022 the Company’s Compensation Committee approved a formal Employment Agreement with Stephen Letourneau, the Company’s Chief Branding Officer and the Company entered into the Agreement with Mr. Letourneau as of July 21, 2022. As compensation under the Employment Agreement, beginning March 1, 2022, Employee will earn a Base Salary in the amount of $152,787 per annum, $12,732.25 per month, less statutory and other required deductions, for all work and services Ian James performs for the Company. The Company calculates Annual Base Salary on a January 1 through December 31 basis (i.e., a calendar year). Base Salary payments shall be subject to applicable federal, state, and local withholding. Under the Agreement, the Employee and Company mutually agree that until the Company is cash flow positive, the Company shall pay Employee a mutually agreeable amount each month toward the Employee’s Base Salary, and the balance of Base Salary unpaid, shall be accrued and recorded as an obligation of the Company. It shall become payable to the Employee when the Company is cash flow positive or at a time mutually agreed by the Company and Employee.

The Employee shall also be eligible to earn an additional payment (Bonus) of $70,632. The parties consider the Bonus Pay as “at-risk” and therefore not guaranteed. Bonus Pay could include a cash bonus, commission, and other at-risk pay categories. Bonus shall be determined at the sole discretion of the Company. The Employee’s Bonus shall be based on Employee’s annual performance reviews and overall company performance, subject to the terms and conditions of applicable incentive plans and policies.

Should this Contract be terminated, payments under Section 2 shall cease; provided, however, that Employee shall be entitled to Base Salary and accrued Base Salary for periods or partial periods that occurred before the date of termination and for which the Employee has not yet been paid and for any commission earned per the Company’s customary procedures, if applicable.

After completion of 90-days of Employment, Employee shall be entitled to a pro-rated 15 days paid time per year for utilization by Employee for personal business, illness, care of another person, or vacation. Personal Leave shall be calculated from the effective date of this Contract as of the date first above written through December 31st.

Employee shall be permitted to carry over into the following year of employment a maximum of five days of Personal Leave; however, as of December 31, Employee shall forfeit unused Personal Leave benefits above five days. Further, Employee shall not be permitted to carry over or accumulate more than ten days of Personal Leave from one year to the next.

Jacob Ellman Employment Agreement

Pursuant to the Company’s Compensation Committee approval of July 21, 2022, The Company entered a formal Employment Agreement with Jacob Ellman, the Company’s Chief Business Development Officer and the Company entered into the Agreement with Mr. Ellman as of October 14, 2022. As compensation under the Employment Agreement, beginning March 1, 2022, Employee will earn a Base Salary in the amount of $128,656 per annum, $10,721.33 per month, less statutory and other required deductions, for all work and services Ian James performs for the Company. The Company calculates Annual Base Salary on a January 1 through December 31 basis (i.e., a calendar year). Base Salary payments shall be subject to applicable federal, state, and local withholding. Under the Agreement, the Employee and Company mutually agree that until the Company is cash flow positive, the Company shall pay Employee a mutually agreeable amount each month toward the Employee’s Base Salary, and the balance of Base Salary unpaid, shall be accrued and recorded as an obligation of the Company. It shall become payable to the Employee when the Company is cash flow positive or at a time mutually agreed by the Company and Employee.

The Employee shall also be eligible to earn an additional payment (Bonus) of $41,140. The parties consider the Bonus Pay as “at-risk” and therefore not guaranteed. Bonus Pay could include a cash bonus, commission, and other at-risk pay categories. Bonus shall be determined at the sole discretion of the Company. The Employee’s Bonus shall be based on Employee’s annual performance reviews and overall company performance, subject to the terms and conditions of applicable incentive plans and policies.

Should this Contract be terminated, payments under Section 2 shall cease; provided, however, that Employee shall be entitled to Base Salary and accrued Base Salary for periods or partial periods that occurred before the date of termination and for which the Employee has not yet been paid and for any commission earned per the Company’s customary procedures, if applicable.

After completion of 90-days of Employment, Employee shall be entitled to a pro-rated 15 days paid time per year for utilization by Employee for personal business, illness, care of another person, or vacation. Personal Leave shall be calculated from the effective date of this Contract as of the date first above written through December 31st.

Employee shall be permitted to carry over into the following year of employment a maximum of five days of Personal Leave; however, as of December 31, Employee shall forfeit unused Personal Leave benefits above five days. Further, Employee shall not be permitted to carry over or accumulate more than ten days of Personal Leave from one year to the next.

Note 6 - Convertible Note Payable

On June 7, 2022, the Company entered into a second Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”). The first Security Purchase Agreement with Mast Hill Fund, L.P. was entered On April 12, 2022. Pursuant to the June 7, 2022 Security Purchase Agreement, Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the “Note”). The closing of the Purchase Agreements occurred on June 7, 2022. The Note bears an original issue discount of $31,000, each bear interest of 12% per year and mature on June 7, 2023 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

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

JH Darbie & Co., Inc. (“JH Darbie”) and the Company are parties to a Finder’s Fee Agreement, signed March 15, 2020 (“Finder’s Agreement”) pursuant to which JH Darbie would introduce the Issuer to third-party investors. Pursuant to the Finder’s Agreement, in relation to both the April 12, 2022 and the June 7, 2022 Securities Purchase Agreement with Mast Hill Fund, L.P., J.H. Darbie received approximately $22,320 for each Security Purchase Agreement. In addition, JH Darbie is to receive non-callable warrants of equal to 8% warrant coverage of the amount raised. The warrants shall entitle JH Darbie thereof to purchase common stock of the Company at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of the Issuer’s common stock on the date of the Transaction, whichever is lower (such price, the “Warrant Price”). The warrants shall be exercisable immediately after the date of issuance, shall have anti-dilutive price protection, participating registration rights, and shall expire 5 years after the date of issuance, in accordance with the Finder’s Agreement.

On July 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated 4/12/22 to 180 calendar days to file the initial Registration Statement and 270 calendar days to have it declared effective. On October 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated 4/12/22 until February 9, 2023, and to have the Registration Statement become effective on or before February 9, 2037.

Note 7 - Stock Purchase Warrant Liability

JH Darbie & Co., Inc. (“JH Darbie”) and the Company are parties to a Finder’s Fee Agreement, signed March 15, 2020 (“Finder’s Agreement”) pursuant to which JH Darbie would introduce the Issuer to third-party investors. Pursuant to the Finder’s Agreement, in relation to the April 12, 2022 and the June 7, 2022 Securities Purchase Agreement with Mast Hill Fund, L.P., two equal payments of fees of approximately $22,320 were paid to JH Darbie. In addition, JH Darbie is to receive non-callable warrants of equal to 8% warrant coverage of the amount raised. The warrants shall entitle JH Darbie thereof to purchase common stock of the Company at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of the Issuer’s common stock on the date of the Transaction, whichever is lower (such price, the “Warrant Price”). The warrants shall be exercisable immediately after the date of issuance, shall have anti-dilutive price protection, participating registration rights, and shall expire 5 years after the date of issuance, in accordance with the Finder’s Agreement.

Note 8 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 shares issued and outstanding as of May 31, 2022 and February 28, 2022.

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

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 385,198,451 and 370,747,042 shares of common stock issued and outstanding as of August 31, 2022 and February 28, 2022, respectively.

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

On July 12, 2022, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled $3,990.

On July 27, 2022 the Company filed its Pre-14-C notice and accompanying Information Statement and furnished this information to the holders of shares of common stock, par value $0.0001 per share, of Better For You Wellness, Inc., a Nevada corporation (the “Company”), pursuant to Section 78.320 of the Nevada General Corporation Law, Section 14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulation 14C and Schedule 14C thereunder, in connection with the approval of the following actions taken by the Company’s Board of Directors (the “Board”) and by written consent of the holders of a majority of the voting power of the issued and outstanding capital stock of the Company, to amend our certificate of incorporation, as amended (the “Certificate”), to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000 (the “Authorized Share Increase” or “Corporate Action”).

During the period ended August 31, 2022, a total of 30,282 shares of Restricted Common Stock were sold to two shareholders for proceeds totaling approximately $3,75.13.

On October 12, 2022, the Board of Directors authorized the issuance of 2,686,667 Common Shares to Mast Hill for consideration of the extension of the 4/12/2022 Registration Rights Agreement.

Shares Cancelable

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

Stock Options

During the fiscal year ended February 28, 2022, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 2,500,000 fully vested on September 30, 2021. 17,500,000 shares vest over the next 2 years, 2,500,000 shares per quarter. The options have the exercise price of $.25 per share. These options expire 5 years after issue. The aggregate intrinsic value of these outstanding options as of August 31, 2022, was $0.

The Company fair valued the options on the grant dates at $2,127,565 using a Black-Scholes option pricing model with the following assumptions: stock price of $.15 and $.11 per share (based on the quoted trading price on the dates of the grants). The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the period ended August 31, 2022 was approximately $209,725. The total unamortized stock option expense at August 31, 2022 was approximately $2,000,920.

Additional Paid-In Capital

During the quarterly period ended August 31, 2022, a total of $413,441 was posted as additional paid-in capital. These include Mast Hill Fund, L.P.’s $250,492, cash received for shares sold $3,750, stock option expense of $315,346, fair value of warrants issued and realized totalling $63,853 in regard to the Mast Hill Fund and MacRab transactions, and stock compensation forfeiture by outgoing Independent Director of $220,000.

Related-Party Transactions

Loan to Company

During the period ended August 31, 2022, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling approximately $99,384. During the same period, David Deming paid expenses on behalf of the Company totaling approximately $50,000. Additionally during this period, Company Officers Deferred Compensation totalling $190,320, and $2,489 was realized in accrued interest from Better Suds.

These payments are considered as loans to the Company, which are noninterest-bearing, unsecured and payable on demand.

In addition, the Company acquired $35,000 of a loan to Mango Moi, LLC when it became a wholly-owned subsidiary of the Company. This loan was made to Mango Moi, LLC by a relative of Amanda Cayemitte, one of the sellers of the subsidiary. On October 12, 2022, the Board of Directors authorized the issuance of 760,870 Common Shares @ $0.023 per share to retire $17,500 of the $35,000 Loan. The balance of $17,500 was agreed to be paid in the first quarter of the 2023 calendar year.

Note 9 - Impairment Expense

During the period ended August 31, 2022, the Company had no Impairment Expenses.

Note 10 - Subsequent Events

On September 20, 2022, the Company entered into a Manufacturing Agreement with Ironwood Clay Company (ICCI) to develop commercially scaled Personal Care Products for Mango Moi and other products in the Company’s portfolio. The Company agreed to pay a non-refundable deposit of $10,000 USD for up to 8 Product Formula. This includes three formulation revisions and samples per Product Formula (each iteration of sampling of up to 500gr./ml.). Additional revisions to the Formula(s) will be charges to the Client at a rate of $500 USD per revision.

Once the Company has approved the final Formula(s) and places a Purchase Order exceeding $10,000 USD, the non-refundable deposit will be applied to the total amount of the Purchase Order. Upon ordering at least Twenty Five Thousand US Dollars ($25,000 USD) of each Product Formula, the exclusivity granted to ICCI herein in respect of such Product and Formula shall cease, the Company shall no longer be obligated to purchase Products from ICCI, and the Client shall be free to engage any other manufacturer for such purpose.

On September 22, 2022, the Company announced the cancelation of the Letter of Intent (LOI) to acquire Ironwood Clay Company (ICCI) because ICCI was unable to have its Clay Mining Operation adequately meet SEC reporting requirements related to the mining of a natural resource. Additionally, ICCI owners were unwilling to bifurcate the Mining Operation from the Personal Care Manufacturing.

On September 22, 2022, the Company announced the Letter of Intent (LOI) to acquire The Ideation Lab and its functional beverage division, The Jordre Well.

The Ideation Lab is a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand, E.J. Well Co, a women’s wellness brand, and others.

The Jordre Well is a functional beverage company that is 49% owned by Coffee Holding Co., Inc. (NASDAQ: JVA), a leading integrated wholesale coffee roaster and dealer in the United States. Earlier this week, The Jordre Well announced its portfolio of products from Stephen James Curated Coffee Collection (“SJCCC”), the Company’s premium coffee brand, which is now being sold through Amazon.com and is in discussion with major national retailers. The e-commerce giant carries 8 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe. Additionally, the deal contemplates Coffee Holding Company continuing its global purchase of coffee beans, manufacturing, distribution, and licensure of its Cafe Caribe and Harmony Bay to The Jordre Well for Hemp infusion.

On October 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated 4/12/22 to 270 calendar days to file the initial Registration Statement and 360 calendar days to have it declared effective. This extension follows the July 11, 2022 extension in which Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated 4/12/22 to 180 calendar days to file the initial Registration Statement and 270 calendar days to have it declared effective. In consideration of the extension, on October 12, 2022, the Board of Directors authorized the issuance of 2,686,667 Common Shares to Mast Hill for consideration of the extension of the 4/12/2022 Registration Rights Agreement.

On October 12, 2022, the Board of Directors authorized the issuance of 760,870 Common Shares @ $0.023 per share to retire $17,500 of the $35,000 Loan. The balance of $17,500 was agreed to be paid in the first quarter of the 2023 calendar year.

On October 12, 2022, our Board of Directors approved to renew an agreement with SRAX, Inc., a Delaware Company (“SRAX”). Pursuant to the agreement with SRAX, the Company will be granted access to a platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers’ behaviors and trends for issuers of publicly traded companies.” In exchange for twelve months of access to the Sequire Platform, we paid SRAX $30,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

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

As an early-stage company, our Company generated $2,881 and a $0 in revenue for the three months ended August 31, 2022, and 2021 respectively. Our Company generated $15,968 and $0 in revenue for the six months ended August 31, 2022, and 2021 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

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

Our management team brings deep expertise in heavily regulated industries, operating, brand identity, genetics, and services, and raising capital to the public market. We seek synergistic and complementary mergers and acquisition opportunities, implementing operational efficiencies to eliminate duplicative measures and centralize administrative operations to achieve more significant revenues and profitability. Additionally, we expect to leverage our network of retail relationships and acquire and manage brands and services cultivated in the beauty and wellness industry to secure sales in major retailers in the United States and globally.

Our management team monitors various trends and factors that follow, which could impact our operating performance.

As an early-stage company, the Company has relatively few transactions to date.

Trends and Other Factors Affecting Our Operating Performance

Our management team monitors various trends and factors that could impact our operating performance.

Revenue Strategy — Our revenue growth strategy follows a dual buy-and-build business model in which we acquire brands and related infrastructure and develop brands and related infrastructure in-house. In addition to scaling the Company’s wholly-owned subsidiary, Glow Market LLC, which currently owns and operates our Better Suds soap brand, we have executed multiple non-binding letters of intent to acquire companies within the skincare sector, including a vertically-integrated skincare manufacturer and multiple brands. The closing of these respective transactions depends on numerous factors, including but not limited to the satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance. On May 26, 2022, our Company closed its first acquisition of the right, title and interest in, including all of the outstanding membership interests of Mango Moi, LLC, a hair and skincare business located in Chicago, Illinois.

Market Opportunity

We aim to become a major participant in the $1.5 trillion global wellness industry. We believe our innovative wellness-related offerings converge with wellness consumer trends and demands for “Better-For-You” brands and products that can satisfy all pricing points. We expect consumer trends towards the adoption of these healthier lifestyles to continue.

Competition

We will compete with companies that operate in the plant-based and science-focused wellness market. Many of our competitors will have substantially greater financial resources, a broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, more extensive production and distribution capabilities, robust brand recognition, and significant marketing resources, and more comprehensive product lines than us. We believe that principal competitive factors in this category include, among others, quality ingredients, wellness profile, cost, convenience, branding, and marketing.

Sales and Marketing Costs

As we continue to grow our “BFYW” product portfolio, we expect to expand our sales and marketing team by adding dedicated personnel to service additional retail customers. Outside sales representatives and brokers may be added to expand our sales efforts. We further envision engaging, developing, and possibly acquiring a subscription box retail operation. Marketing expenditures are expected to begin primarily online and in product fees (as we engage retail store expansion), as well as other similar in-store marketing costs. These expenses will be categorized as net deductions to revenue under GAAP instead of marketing expenses. We plan to hire a national marketing firm to implement digital video and display campaigns, connected television, social media, and search engine marketing. As we expand and grow revenue, we will build a brand management team (to support Management, who oversees all “BFYW” marketing efforts) to focus on digital marketing, social media, and other marketing functions.

Operating Costs

Our operating costs include raw materials, labor, related benefits, manufacturing overhead, marketing, sales, distribution, shipping, and other general and administrative expenses. We attempt to manage the impact of our operating costs through fixed hourly rate agreements with legal counsel and certain consultants.

Fluctuations in Costs

Our costs are subject to fluctuations, particularly due to changes in commodity prices, transportation costs, and our productivity efforts. If we are unable to manage cost fluctuations through pricing actions, cost savings projects, sourcing decisions, and consistent productivity improvements, it may adversely impact our gross margin, operating margin, and net earnings. Sales can also be adversely impacted following pricing actions if there is a negative impact on the consumption of our products. We strive to implement, achieve, and sustain cost improvement plans, including supply chain optimization, general overhead, workforce optimization, and outsourcing projects as deemed appropriate.

Commodities

In the future, our profitability could depend on our ability to anticipate and react to raw material costs, among other things. Raw materials can be sourced from various parts of the globe, and the prices of raw goods are subject to many factors beyond our control. These factors include variables in world economic conditions, political events, tariffs, trade wars, or other events.

Acquisitions

The Company follows a dual buy-and-build business model for growth through acquisitions and in-house development of brands. We have executed multiple non-binding letters of intent to acquire companies within the skincare sector including a vertically-integrated skincare manufacturer and multiple brands. The closing of these respective transactions depends on numerous factors including but not limited to the satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance.

Strategic Advisory Committee

To assist in the expansion of the Company, management sought and received unanimous consent from the Board of Directors to create and seat a Strategic Advisory Committee composed of respected industry leaders who bring relevant experience, networks, and leadership to the Company’s various initiatives.

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling General, and Administrative (“SG&A”). The Company engaged Carter, Ledyard, & Milburn LLP and Anthony L.G., PLLC as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services and securities counsel. Payroll expenses were the single largest category of cash expenditures for the quarter. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as accounting, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.

Systems and Controls

As an early-stage company, the Company has very few transactions to date. The Company’s Board of Directors comprises 6 members, 4 of which are non-executive independent directors. The Board of Directors’ reviews transactions, and the CEO signs off on transactions. The Company is developing revenue recognition processes and procedures for the business, including revenue streams, point of performance obligation discharged, etc., to comply with applicable State, Provincial, Federal, and International Laws and Regulations.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Under Note 2 – Summary of Significant Accounting Policies, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of August 31, 2022, the Company had no deferred revenues.

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

The pandemic has not materially impacted our operations in 2021 or 2022 thus far.

Financial Statements and Exhibits

The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company’s business purpose is to seek the acquisition of or merger with an existing company.

The Company is an “emerging growth company” (“EGC”) that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), which eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).

The Company has elected February 28th as its fiscal year-end.

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	For the three months	For the three months	For the six months	For the six months
	Ended August 31, 2022	Ended August 31, 2021	Ended August 31, 2022	Ended August 31, 2021

Revenues	2,881	0	0	0
Cost of Goods	3,489	0	0	0
Gross Profit and Gross Margin	(608)	0	0	0
Operating Expenses	707,475	14,005	1,464,458	86,057
Net (Loss) Income	(708,083)	(14,005)	(1,462,247)	(86,057)
Cash Flow	2,745	0	0	0

Revenues

The company generated $2,881 and $0 for the three months ended August 31, 2022, and 2021 respectively, a increase of $2,881. The increase was due to the Company having sales from its Mango Moi operation. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods (“CPG”) sectors including but not limited to mergers, acquisitions, or business combination transactions.

Cost of Goods Sold

We recorded $3,489 and $0 for Cost of Goods Sold for the three months ended August 31, 2022, and 2021 respectively, an increase of $3,489.

Gross Profit and Gross Margin

We recorded a negative $608 and $0 in Gross Profit for the three months ended August 31, 2022, and 2021 respectively, a decrease of $608. The decrease was due to declines in merchandise sales due to lack of inventory due to supply-chain issues with ingredients from the ivory coast and other regions required for Mango Moi products.

Operating Expenses

We recorded $707,475 and $14,005 in Operating Expenses for the three months ended August 31, 2022, and 2021 respectively.

We incurred $693,470 in higher Operating Expenses for the three months ended August 31, 2022 due to approximately $346,344 in share-based expenses, and approximately $361,131 in general and administrative expenses. The increase in general expenses and administrative expenses was due to the stock option expense for Independent Directors, recognition of deferred compensation, and increased costs due to the acquisition of Mango Moi.

Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of August 31, 2022, the Company has incurred a net loss of approximately $5,043,223 resulting in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $1,059,077 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Net (Loss) Income

We recorded a loss of $1,582,699 and $86,057 for the six months ended August 31, 2022, and 2021 respectively. We recorded a higher net loss for our second quarter ended August 31, 2022, compared to the previous quarter due to an increase in Operating Expenses.

Cash flow

For the six months ended August 31, 2022, and 2021 respectively, we had a negative cash flow from operating activities in the amount of $683,033 and $7,307, respectively.

Liquidity and Capital Resources

Our cash balance was $2,745 and $0 as of August 31, 2022, and 2021 respectively. We received $507,984 and $0 from the sale of shares of Common Stock for the six months ended August 31, 2022, and 2021 respectively. We presently are largely reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Chairman of the Board of Directors. However, we raised a total of $250,492 in net proceeds from Mast Hill Fund, LLC in convertible debt in the three-months ended August 31, 2022 and $3,750 from the sale of Common Shares.

Mr. Ian James has not guaranteed that he will continue to support our capital needs. Therefore, we may not be able to continue as a going concern. We may require further funding to implement our operations plan for the next twelve months. Being a start-up stage company, we have a very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until our Company raises the necessary financing or cease operations entirely.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

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

Fast Track Solutions, Inc., as successor issuer to Sauer Energy, Inc., continued to trade in the OTC MarketPlace under the previous ticker symbol “SENY” until trading under the new ticker symbol ”FTRK” for the Company began on May 6, 2021. The Company was given a new CUSIP Number by CUSIP Global Services for its common stock of 31188W108.

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

On July 19, 2021, Fast Track Solutions entered into a Share Purchase Agreement by and among CRS Consulting, LLC, a Wyoming Limited Liability Company (“CRS”), Green Ohio Ventures, LLC, an Ohio Limited Liability Company (“GOHV”), Ian James, and Stephen Letourneau, pursuant to which, on July 30, 2021, CRS sold 700,000 shares of the Fast Track Solutions’ Series A Preferred Stock and 250,000,000 shares of Common Stock, representing approximately 89.62% voting control of Fast Track Solutions; 350,000 shares of Series A Preferred Stock were transferred to Ian James, 350,000 shares of Series A Preferred Stock were transferred to Stephen Letourneau, and 250,000,000 shares of Common Stock were transferred to GOHV. The aforementioned purchasers, collectively, paid consideration of three hundred thirty-five thousand dollars ($335,000). The consummation of the transactions contemplated by this Share Purchase Agreement resulted in a change in control of Fast Track Solutions, with Ian James, Stephen Letourneau, and GOHV becoming the largest controlling stockholders.

Ian James and Stephen Letourneau retained a majority of the membership interests (collectively constituting approximately 84.12%) of GOVH.

On July 30, 2021, Mr. Jeffrey DeNunzio resigned as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer. In addition, Mr. DeNunzio resigned as Director on July 30, 2021. Mr. Ian James was appointed as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors. Mr. Stephen Letourneau was appointed Director. The resignation of Mr. DeNunzio was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 18, 2021, a Certificate of Amendment to change our name to “Better For You Wellness, Inc.” was filed with the Nevada Secretary of State.

On August 27, 2021, Montel Williams, Leslie G. Bumgarner, Joseph J. Watson, David H. Deming, and Dr. Nicola R. Finley, MD, were each appointed by our Board of Directors to serve as Independent Directors of the Company.

On September 17, 2021, we entered into a “Term Sheet” with Williamsburg Venture Holdings LLC, a Nevada limited liability company (“WVH”). WVH is a multi-strategy, private investment fund located in New York. The Term Sheet is a private placement with registration rights, allowing WVH to purchase up to $30,500,000 of our Common Stock. The term of the Term Sheet is for 36 months. Following the execution of the term sheet, the Company is to pay WVH $15,000 to cover associated expenses relating to, amongst other things, preparation of future securities agreements relating to the Term Sheet. Upon entering into definitive agreements with WVH for the purchase and sale of equity, WVH is to immediately purchase $250,000 of the Company’s restricted common stock from the Company at a 15% discount to the last closing price of our Common Stock as reported by the OTC Markets Group. According to the aforementioned term sheet, any future proceeds from the sale of shares are to go towards the Company to be used for working capital. According to the Term Sheet, WVH may not acquire, at any point, more than 4.99% of our outstanding shares of common stock.

On September 17, 2021, we entered into an agreement with SRAX, Inc., a Delaware Company (“SRAX”). Under the agreement with SRAX, the Company will be granted access to a platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers’ behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, we paid SRAX $20,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

On September 17, 2021, we entered into another agreement with SRAX, whereas SRAX will provide advertising and marketing services to the Company on a case-by-case basis, as may be requested by the Company.

On September 17, 2021, Mr. David H. Deming was appointed Secretary of the Company’s Board of Directors.

On September 17, 2021, we engaged Carter Ledyard Milburn LLP as the Company’s legal counsel going forward, to be consulted on a case-by-case basis. Any future legal fees that may be incurred are to be billed hourly and may not be static. We believe legal counsel is important to the company’s growth going forward.

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

On December 6, 2021, we announced that the Company had formed a wholly-owned subsidiary, Glow Market LLC, an Ohio Limited Liability Company, to build and operate digitally-native, mission-driven brands within the clean beauty sector in multiple consumer product categories. Glow Market, LLC, launched its first brand, Better Suds, an impact-driven brand that sells cruelty-free natural soap. Better Suds is committed to positively impacting the environment by removing 1 pound of plastic from the ocean for every soap sold through donations to Ocean Blue Project Inc., a 501(c)(3) organization that removes plastics from oceans and waterways. With the Company’s launch of Glow Market LLC, we ceased to be a shell company, as defined in Rule 12b-2 under the Exchange Act, and are no longer a blank-check company.

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

Also on February 5, 2022, by unanimous consent of the five non-executive independent members of our Board of Directors, David Deming was appointed Chairperson of the Company’s Audit Committee, and Christina Jefferson was appointed to the Company’s Compensation Committee filling the vacancy left by former director Leslie Bumgarner, and Joseph Watson was appointed as Chairperson of the Company’s Compensation Committee.

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

On April 12, 2022, we entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership, pursuant to which Mast Hill Fund, L.P. purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 bearing an original issue discount of $31,000, interest of 12% per year and a maturity date of April 12, 2023. The promissory note is convertible into shares of our common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. We have the right to prepay the promissory note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. Pursuant to the Securities Purchase Agreement, we issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock as a condition to closing. In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with Mast Hill Fund, L.P. pursuant to which we are obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the commitment shares and the shares of our common stock that may be issued to Mast Hill Fund, L.P. pursuant to the conversion of the promissory note. Pursuant to the Finder’s Fee Agreement, we entered into on March 15, 2022, with JH Darbie & Co., Inc., fees of approximately $22,320.00 were paid to JH Darbie & Co., Inc. in addition to non-callable warrants expiring 5 years after the date of issuance equal to 8% warrant coverage of the amount raised, entitling JH Darbie & Co., Inc. thereof to purchase our common stock at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of our common stock on the date of the transaction, whichever is lower.

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

On April 18, 2022, we entered into a Standby Equity Commitment Agreement with MacRab LLC, a Florida limited liability company providing us with an option to sell up to $5,000,000 worth of our common stock, par value $0.0001, to MacRab LLC, in increments, over the period ending 24 months after the date that the Company’s registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. Additionally, we issued MacRab LLC a common stock purchase warrant for the purchase of 1,785,714 shares of our common stock as a commitment fee in connection with the execution of the Standby Equity Commitment Agreement. We also entered into a Registration Rights Agreement with the Investor requiring the Company to file a registration statement providing for the registration of the common stock issuable to MacRab LLC under the Standby Equity Commitment Agreement and their common stock purchase warrant and the subsequent resale by MacRab LLC of such common stock. Pursuant to the Placement Agent Agreement entered into on April 15, 2022, with JH Darbie & Co., Inc., the Company will pay Darbie a fee equal to 3% of the gross proceeds raised from the sale of the securities, including all amounts placed in an escrow account or payable in the future and all amounts paid or payable upon exercise, conversion or exchange of such securities received or receivable directly by the Company. Such consideration paid in cash shall be paid directly to Darbie out of escrow, as and when such consideration is paid to the Company.

On April 29, 2022, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Amanda Cayemitte and Yapo M’be (the “Sellers”) to acquire the right, title, and interest in, including all of the outstanding membership interests of Mango Moi, LLC, for the consideration and on the terms set forth in the MIPA. Additionally, in accordance with the terms of the MIPA, we entered into an Employment Agreement with Mango Moi, LLC founder Amanda Cayemitte, and a Consulting Agreement with Yapo M’be, respectively.

On May 26, 2022 closed on the Membership Interest Purchase Agreement (the “MIPA”) and acquired Mango Moi, LLC with a purchase price of $597,726.57 worth of shares of the Company’s common stock, which consisted of 11,000,000 shares of common stock, with 5,720,000 shares of Company Common Stock issued to Amanda Cayemitte and 5,280,000 shares of Company Common Stock issued to Yapo M’be. In accordance with the terms of the MIPA, we entered into an Employment Agreement with Mango Moi, LLC founder Amanda Cayemitte, and a Consulting Agreement with Yapo M’be, respectively.

On June 7, 2022, we entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership, pursuant to which Mast Hill Fund, L.P. purchased a promissory note with a principal amount of $310,000 for a purchase price of $279,000 bearing an original issue discount of $31,000, the interest of 12% per year and a maturity date of June 7, 2023. The promissory note is convertible into shares of our common stock at a conversion price of $0.037 per share, subject to adjustment as provided therein. We have the right to prepay the promissory note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. Pursuant to the Securities Purchase Agreement, we issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock as a condition to closing. In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with Mast Hill Fund, L.P. pursuant to which we are obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the commitment shares and the shares of our common stock that may be issued to Mast Hill Fund, L.P. pursuant to the conversion of the promissory note. Pursuant to the Finder’s Fee Agreement, we entered into on March 15, 2022, with JH Darbie & Co., Inc., fees of approximately $22,320.00 were paid to JH Darbie & Co., Inc. in addition to non-callable warrants expiring 5 years after the date of issuance equal to 8% warrant coverage of the amount raised, entitling JH Darbie & Co., Inc. thereof to purchase our common stock at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of our common stock on the date of the transaction, whichever is lower.

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

On July 11, 2022, the Company entered into a Common Share Option Cancellation and Forfeiture Agreement with former Director Dr. Nicola Finley (the “Option Cancellation and Forfeiture Agreement”). Under the Option Cancellation and Forfeiture Agreement, Dr. Nicola Finley forfeited, and the Company canceled Dr. Nicola Finley’s option to purchase 4,000,000 common shares of the Company that was granted to the optionee pursuant to the Director Agreement dated August 29, 2021. Upon such forfeiture and cancellation, Dr. Nicola Finley has no further rights to exercise the option to purchase 4,000,000 common shares of the Company. The cancellation and forfeiture set forth in the Option Cancellation and Forfeiture Agreement shall not affect the restricted common shares granted by the Company to Dr. Nicola Finley pursuant to the Director Agreement dated August 29, 2021. As a payment in lieu of whatever benefits, if any, to which Dr. Nicola Finley may have been entitled under the option to purchase 4,000,000 common shares of the Company, the Company shall pay Dr. Nicola Finley $1.00.

On July 19, 2022, the Company’s Board of Directors approved and adopted a Code of Business Conduct and Ethics and Compliance Program designed to deter wrongdoing and to promote the types of conduct by directors, executives, and employees to uphold a strong sense of ethics and integrity.

On July 21, 2022, the Company’s Compensation Committee approved a formal Employment Agreement with Ian James, the Company’s Chief Executive Officer, and the Company entered into the Agreement with Mr. James as of July 21, 2022. As compensation under the Employment Agreement, beginning March 1, 2022, Mr. James will earn a Base Salary in the amount of $199,196 per annum and shall also be eligible to earn an additional payment (Bonus) of $68,328.

Also on July 21, 2022, the Company’s Compensation Committee approved a formal Employment Agreement with Stephen Letourneau, the Company’s Chief Branding Officer, and the Company entered into the Agreement with Mr. Letourneau as of July 21, 2022. As compensation under the Employment Agreement, beginning March 1, 2022, Mr. Letourneau will earn a Base Salary in the amount of $152,787 per annum and shall also be eligible to earn an additional payment (Bonus) of $70,632.

On August 15, 2022, Melisse Gelula advised the Company’s board of directors that she will resign as a board member of the Company and that her resignation is effective immediately. Melisse Gelula was not compensated by the Company for her services as a director since June 20, 2022. Melisse Gelula is to remain a member of the Company’s Strategic Advisory Committee as previously announced and filed on February 10, 2022.

The resignation of Melisse Gelula as a director was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On August 31, 2022, BF Borgers CPA PC (“BF Borgers”) furnished a letter addressed to the Securities and Exchange Commission stating whether BF Borgers agrees with following statements:

●	The Audit Committee (the “Committee”) of the Company had conducted a competitive selection process to determine the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2023. The Committee evaluated several public accounting firms in this process, including BF Borgers, the Company’s independent registered public accounting firm for the fiscal year ended February 28, 2022. As a result of this process, the Committee approved the appointment of GBQ Partners LLC (“GBQ”) as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2023. This action effectively dismissed BF Borgers as the Company’s independent registered public accounting firm as of August 31, 2022.

●	The reports of BF Borgers on the Company’s consolidated financial statements for the fiscal years ended February 28, 2022 and 2021 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company’s consolidated financial statements for the fiscal years ended February 28, 2022 and 2021, and in the subsequent interim periods through August 31, 2022, there were no disagreements with BF Borgers on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to make reference to the matter in their reports. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two fiscal years ended February 28, 2022 and 2021, or in the subsequent periods through August 31, 2022.

A copy of BF Borgers’ letter, dated August 31, 2022, is filed as Exhibit 16.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2022.

During the two most recent fiscal years and in the subsequent interim periods through August 31, 2022, the Company has not consulted with GBQ with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s consolidated financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

On September 20, 2022, the Company entered into a Manufacturing Agreement with Ironwood Clay Company (ICCI) to develop commercially scaled Personal Care Products for Mango Moi and other products in the Company’s portfolio. The Company agreed to pay a non-refundable deposit of $10,000 USD for up to 8 Product Formula. This includes three formulation revisions and samples per Product Formula (each iteration of sampling of up to 500gr./ml.). Additional revisions to the Formula(s) will be charged to the Client at a rate of $500 USD per revision.

Once the Company has approved the final Formula(s) and places a Purchase Order exceeding $10,000 USD, the non-refundable deposit will be applied to the total amount of the Purchase Order. Upon ordering at least Twenty Five Thousand US Dollars ($25,000 USD) of each Product Formula, the exclusivity granted to ICCI herein in respect of such Product and Formula shall cease, the Company shall no longer be obligated to purchase Products from ICCI, and the Client shall be free to engage any other manufacturer for such purpose.

On September 22, 2022, the Company announced the cancellation of the Letter of Intent (LOI) to acquire Ironwood Clay Company (ICCI) because ICCI was unable to have its Clay Mining Operation adequately meet SEC reporting requirements related to the mining of a natural resource. Additionally, ICCI owners were unwilling to bifurcate the Mining Operation from the Personal Care Manufacturing.

On September 22, 2022, the Company announced the Letter of Intent (LOI) to acquire The Ideation Lab and its functional beverage division, The Jordre Well.

The Ideation Lab is a brand incubator and accelerator focused on the plant-based wellness and the hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand, E.J. Well Co, a women’s wellness brand, and others.

The Jordre Well is a functional beverage company that is 49% owned by Coffee Holding Co., Inc. (NASDAQ: JVA), a leading integrated wholesale coffee roaster and dealer in the United States. Earlier this week, The Jordre Well announced its portfolio of products from Stephen James Curated Coffee Collection (“SJCCC”), the Company’s premium coffee brand, which is now being sold through Amazon.com and is in discussion with major national retailers. The e-commerce giant carries 8 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe. Additionally, the deal contemplates Coffee Holding Company continuing its global purchase of coffee beans, manufacturing, distribution, and licensure of its Cafe Caribe and Harmony Bay to The Jordre Well for Hemp infusion.

On October 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated 4/12/22 to require the filing of the initial Registration Statement by February 6, 2023, and to have it declared effective by May 7, 2023.

On October 12, 2022, the Board of Directors authorized the issuance of 760,870 Common Shares to Gushy Joseph @ $0.023 per share to retire $17,500 of the $35,000 Loan related to Mango Moi. The Company agrees to pay the remaining balance of $17,500 in the first quarter of the 2023 calendar year, to fully retire the debt.

On October 12, 2022, the Company renewed its Agreement with SRAX to retain access to the platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers’ behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, we paid SRAX $30,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

Pursuant to the Company’s Compensation Committee approval of July 21, 2022, the Company entered a formal Employment Agreement with Jacob Ellman, the Company’s Chief Business Development Officer and the Company entered into the Agreement with Mr. Ellman as of October 14, 2022. As compensation under the Employment Agreement, beginning March 1, 2022, Mr. Ellman will earn a Base Salary in the amount of $128,656 per annum and shall also be eligible to earn an additional payment (Bonus) of $41,140.

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

As of August 31, 2022, we carried out an evaluation, under the supervision of our chief executive officer, and chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2022, our disclosure controls and procedures were effective.

No change in our internal control over financial reporting occurred during our last fiscal quarter that materially affected or is reasonably likely to affect our internal control over financial reporting.

Limitations on the effectiveness of internal controls

Our management does not expect the Company’s disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures ensure our objectives are reasonably achieved. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding internal controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2022.(1)
32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)
101.INS	Inline XBRL Instance Document.(2)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(2)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(2)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(2)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(2)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(2)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.
(2)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Better For You Wellness, Inc.
(Registrant)

By:	/s/ Ian James
Name:	Ian James
President and Chief Executive Officer

Dated:	October 20, 2022