Form 10-Q
period 2022-11-30
Better For You Wellness, Inc.
filed 2023-03-03
CIK 1852707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 3, 2023, there were 404,014,987 shares of Common Stock, and 700,000 shares of Series A Preferred Stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Better For You Wellness, Inc.

Condensed Consolidated Balance Sheet (unaudited)

As of November 30, 2022 and February 28, 2022

	Consolidated
	November 30,	February 28,
	2022	2022
ASSETS
Current Asset:
Cash and cash equivalents	$3,154	$9,642
Accounts Receivable	1,495	-
Related Party Receivable	108,301	-
Prepaid expenses	23,425	-
Inventory	1,657	-
Prepaids and other assets	78,072	-
Total Current assets	216,104	9,642
Equipment, net	1,741	-
Goodwill	583,484	-
TOTAL ASSETS	$801,329	$9,642

LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$311,541	$375,408
Deferred Compensation	284,499	-
Clearbanc Debit Card	895	-
Illinois Department of Revenue Payable	128	-
Out Of Scope Agency Payable	414	-
Related Party Notes Payable	202,000	-
Total Current Liabilities	$799,478	$375,408
Long-Term Liabilities
Notes Payable - PayPal Capital	2,216	-
Notes Payable Shopify Capital	166	-
Convertible notes payable, net accumulated interest	599,111	-
Total Liabilities	$1,400,970	$375,408

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock ( $.0001 par value, 200,000,000 shares authorized; 700,000 issued and outstanding as of November 30, 2022 and February 28, 2022)	$70	$70
Common stock ($.0001 par value, 500,000,000 shares authorized, 389,995,988 and 370,747,042 issued and outstanding as of November 30, 2022 and February 28, 2022, respectively)	39,001	37,075
Additional Paid in Capital	3,319,048	1,485,364
Shares Cancelable	-	(250,000)
Accumulated Deficit	(3,957,760)	(1,638,275)
Total Stockholders’ Equity (Deficit)	(599,641)	(365,766)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$801,329	$9,642

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three and nine months ended November 30, 2022 and 2021

	Three Months Ended		Nine Months Ended
	November 30,	November 30,	November 30,	November 30,
	2022	2021	2022	2021
Revenue
Merchandise Sales	$6,986	$-	$9,008	$-
Cost of Good Sold	5,823	-	15,381	-
Gross Profit	$1,163	$-	$(6,373)	$-
Operating Expenses
Share Based expense	346,762	532,243	1,332,475	609,243
Selling, General and Administrative	258,401	533,854	852,184	542,910
Total Operating Expenses	605,163	1,066,097	2,184,659	1,152,153

Operating Income/(Loss)	(604,000)	(1,066,097)	(2,191,032)	(1,152,153)

Other Income/(Expense)
Interest Expense	(55,935)	-	(128,453)	-
Other Expense	-	-	-	-
Total Other Income	(55,935)	-	(128,453)	-

Net income/(loss)	$(659,936)	$(1,066,097)	$(2,319,485)	$(1,152,153)

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	372,031,446	361,664,351	372,031,446	287,241,405

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)
For the three and nine months ended November 30, 2022 and 2021 (unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Shares Cancelable	Accumulated Deficit	Total

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$1,485,364	$(250,000)	$(1,638,275)	$(365,766)
Common shares canceled and returned to the Company	(7,048,873)	(705)			(249,295)	250,000		0
Common shares issued for cash previously received	325,000	33			(33)			-
Common shares issued for services	5,085,000	509			272,226			272,735
Common shares issued for purchase of subsidiary	11,000,000	1,100			548,900			550,000
Stock option expense					411,315			411,315
Warrant Issuance					78,072			78,072
Warrant Issuance					13,514			13,514
Debt Forgiveness					49,686			49,686
Net loss							(891,872)	(891,872)
Balances, May 31, 2022	380,108,169	$38,012	700,000	$70	$2,609,749	$-	$(2,530,147)	$117,684
Common shares issued for services	5,060,000	506			250,192			250,698
Common shares issued for cash received	30,282	3			3,747			3,750
Stock option expense					274,025			274,025
Warrant Issuance					17,188			17,188
Forfeiture of stock compensation					(223,060)			(223,060)
Net loss							(767,677)	(767,677)
Balance August 31, 2022	385,198,451	$38,521	700,000	$70	$2,931,841	$-	$(3,297,824)	$(327,392)
Common shares issued for services	1,350,000	135			31,815			31,950
Stock option expense					274,025			274,025
Common shares issued for notes payable extension	2,686,667	269			63,943			64,211
Common shares issued for Debt settlement	760,870	76			17,424			17,500
Net loss							(659,936)	(659,936)
Balance November 30, 2022	389,995,988	$39,001	700,000	$70	$3,319,048	$-	$(3,957,760)	$(599,641)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, December 1, 2020	-	$-	-	$-	$-	$-	$-

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	1,185	-	1,185
Net loss	-	-	-	-	-	(4,935)	(4,935)
Balances, February 28, 2021	-	$-	-	$-	$1,185	$(4,935)	$(3,750)
Common shares issued after reorganization	359,996,332	36,000	-	-	(36,000)	-	-
Preferred shares issued after reorganization	-	-	700,000	70	69,930	-	70,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	3,951	-	3,951
Net loss	-	-	-	-	-	(72,051)	(72,051)
Balance, May 31, 2021	$359,996,332	$36,000	700,000	$70	$39,607	$(76,986)	$(1,850)
Common shares issued for services	50,000	5	-	-	6,995	-	7,000

Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	2,990	-	2,990
Net loss	-	-	-	-	-	(14,005)	(14,005)
Balances, August 31, 2021	$360,046,332	$36,005	700,000	$70	$49,052	$(90,992)	$(5,865)
Common share issued for services to the Company	2,977,740	298	-	-	531,945	-	532,243
Stock options expense	-	-	-	-	265,946	-	265,946
Net loss	-	-	-	-	-	(1,066,097)	(1,066,097)
Balances, November 30, 2021	$363,024,072	$36,302	700,000	$70	$846,943	$(1,157,088)	$(273,773)

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

Condensed Consolidated Statement of Cash Flows (Unaudited)

For the nine months ended November 30, 2022 and 2021

	November 30, 2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,319,485)	$(1,152,153)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Share based expenses	1,332,475	875,189
Amortized debt discount and debt issuance costs	86,810	-
Depreciation	582	-
Changes in current assets and liabilities:
Accounts receivable	(1,495)	-
Related party receivable	(108,301)	-
Prepaid expenses and other assets	(23,588)	-
Inventory	11,440	-
Accounts payable	(63,866)	113,267
Accrued Interest	41,643	-
Deferred compensation	284,499	-
Other liabilities	(1,675)
Related party notes payable	-	156,756
Net cash provided by (used in) Operating Activities	(760,961)	(6,941)
CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Assets	(2,323)	-
Net cash used in Investing Activities	(2,323)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(56,640)
Proceeds from Convertible loan, net of original issue discount	558,000	-
Proceed from related party note payable	202,000
Proceeds from Common Stock Issuance	3,750	-
Expenses contributed to capital	49,686	6,941
Net cash provided by Financing Activities	756,796	6,941

Net Change in Cash	$(6,488)	$-

Cash at beginning of period:	$9,642	$-
Cash at end of period:	$3,154	$-

NON-CASH FINANCING TRANSACTIONS:
Discount on notes payable for warrants	30,702	-
Warrants issued and extended for common stock issuance costs	78,072	-

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The corporate actions taken by the Company, including, but not limited to, the corporate structuring of the transactions, was deemed, in the discretion of our sole director, to be for the benefit of the corporation and its shareholders. Former shareholders of Sauer Energy, Inc. were then the shareholders of Fast Track Solutions, Inc. and had the opportunity to benefit from a business combination with another company. The Company intended to serve as a vehicle to affect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business at that time.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements on Form 10-K have been condensed or omitted. The condensed consolidated balance sheet as of February 28, 2022 has been derived from the audited consolidated financial statements as of that date, but does not include all disclosures required for audited annual financial statements. For further information, please refer to and read these interim condensed Consolidated Financial Statements in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 2022 filed with the SEC.

Significant Accounting Policies and Use of Estimates:

There were no material changes in the Company’s significant accounting policies for the three and nine months ended November 30, 2022 as compared to the year ended February 28, 2022. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates the valuation allowance associated with the Company’s deferred tax assets.

Revenue Recognition

The Company has prepared its unaudited condensed consolidated financial statements in accordance with GAAP. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of November 30, 2022, the Company had no deferred revenues.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s unaudited condensed consolidated financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at November 30, 2022 was $3,154 and $9,642 for February 28, 2022.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three to five years).

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at November 30, 2022.

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

The Company does not have any potentially dilutive instruments as of November 30, 2022 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

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

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of November 30, 2022 and February 28, 2022.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for us in the first quarter of 2023. We are evaluating the impact that the adoption of this update will have on our financial statements; however, it is not expected to be material.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Note 4 - Business Combinations

On April 29, 2022, we entered into an asset purchase agreement to acquire substantially all of the assets of Mango Moi. The acquisition was accounted for in accordance with GAAP and was made to expand our market share in the personal care category and due to synergies of product lines and services between the Companies. The acquisition closed May 26, 2022.

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

Assets acquired:
Cash	$913
Inventory	12,995
Total Assets Acquired	13,908
Liabilities assumed:
Clearbanc Debit Card	2,365
Notes Payable - PayPal Capital	2454
Notes Payable Shopify Capital	537
Sales Tax Payable	138
Total Liabilities Assumed	5,494

Total identifiable net assets	8,414
Purchase price	592,000
Goodwill - Excess of purchase price over fair value of net assets acquired on acquisition date	$583,586

The purchase price of $592,000 was paid in stock and discharge of liability in cash as a combination. Goodwill in the amount of $583,586 was recognized in the acquisition of Mango Moi LLC and is attributable to the cash flows of the business derived from our potential to outperform the market due to its existing relationship and other synergies created within the Company.

As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have an impact on the Company’s results of operations and financial position.

The following unaudited pro forma information presents a summary of the condensed consolidated results of operations for the Company as if the acquisition of Mango Moi had occurred on March 1, 2021.

	For the Three months ended
	(unaudited)	(unaudited)
	November 30, 2022	November 30, 2021
Total revenues	$6,986	$17,022

Net (loss) income	$(659,935)	$(1,087,775)

Loss per share	$-	$-

	For the Nine months ended
	(unaudited)	(unaudited)
	November 30, 2022	November 30, 2021
Total revenues	$15,676	$52,496

Net (loss) income	$(2,319,485)	$(1,200,616)

Loss per share	$-	$-

The unaudited pro forma consolidated results are based on our historical financial statements and those of Mango Moi and do not necessarily indicate the results of operations that would have resulted had the acquisition actually been completed at the beginning of the applicable period presented. The pro forma financial information assumes that the companies were combined as of March 1, 2021.

The following tables present the amounts of revenue and earnings of Mango Moi since the acquisition date included in the condensed consolidated income statement for the reporting period.

	For the three months ended November 30,	For the nine months ended November 30,
	2022	2022
Mango Moi:
Total revenues	$1,163	$(51)
Net income	$(657)	$(9,757)

Note 5 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of November 30, 2022, the Company has incurred a net loss of approximately $4,105,379 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $862,130 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Note 6 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of November 30, 2022 other than the following:

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

On October 12, 2022, the Company renewed its Agreement with SRAX to retain access to the platform developed by SRAX, known as the “Sequire Platform” which, amongst other things, will allow the Company to access trading data. According to SRAX, the platform is an investor intelligence and communications management platform that allows users to “unlock stock buyers’ behaviors and trends for issuers of publicly traded companies”. In exchange for twelve months of access to the Sequire Platform, issued 1,250,000 restricted Common Shares in lieu of the fee of $30,000. Additional fees may be incurred as a result of this agreement, but we cannot accurately determine what they may be, although we believe any such fees would be nominal.

Note 7 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 and 0 shares issued and outstanding as of November 30, 2022 and February 28, 2022, respectively.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 389,995,988 and 370,747,042 shares of common stock issued and outstanding as of November 30, 2022 and February 28, 2022, respectively.

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

On April 12, 2022, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date of $0.0535, as listed on the OTC Markets, which totaled approximately $6,687.

On April 12, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., in which Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the "Note"). The closing of the Purchase Agreements occurred on April 12, 2022. The Note bears an original issue discount of $31,000, and interest of 12% per year and mature on April 12, 2023 (the "Maturity Date"). The Note is convertible into shares of the Company's common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 commitment shares of the Company's common stock (the "Commitment Shares") as a condition to closing.

On May 26, 2022, 11,000,000 share of Restricted Common Stock were issued to the two Sellers of Mango Moi, LLC. The shares were valued at the closing share price on the day prior to close was $0.05, as listed on the OTC Markets, which totaled approximately $550,000.

On July 12, 2022, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price of on that date of $0.0399, as listed on the OTC Markets, which totaled $3,990.

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

During the period ended August 31, 2022, a total of 30,282 shares of Restricted Common Stock were sold to two shareholders for proceeds totaling approximately $3,750.

On October 12, 2022, the Board of Directors authorized the issuance of 2,686,667 Common Shares to Mast Hill for consideration of $64,211 for the extension of the April 12, 2022 Registration Rights Agreement.

On October 12, 2022, the Board of Directors authorized the issuance of 760,780 Common Shares to Joseph Gushy to whom the Company had a $35,000 debt in relation to the Mango Moi acquisition. The Issuance of Common Shares retired half of the Debt (i.e., $17,500). The Company shall pay Holder the balance of $17,500 in the First Quarter of 2023.

On October 12, 2022, the Board of Directors authorized the issuance of 1,250,000 to SRAX pursuant to its Platform Account Contract with an Effective Date of October 12, 2022 for consideration of $30,000.00 for access to the Platform for a 12-month period from the Effective Date.

Shares Cancelable

No shares were cancelled during this period.

Stock Options

During the nine months ended November 30, 2022, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 10,500,000 fully vested on November 30, 2022. The remaining 7,000,000 shares vest over the next 2 years. During the nine months ended November 30, 2022, 2,500,000 shares were forfeited. The outstanding options have an exercise price of $.25 per share. These options expire 5 years after issue. The aggregate intrinsic value of these outstanding options was zero as of November 30, 2022.

The Company fair valued the options on the grant date at $2,787,028 using a Black-Scholes option pricing model with the following assumptions: stock price of $.15 per share (based on the quoted trading price on the date of grant), volatility of 151.08%, expected term of 5 years, and a risk-free interest rate range of ..98%. The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the period ending November 30, 2022 was $274,025. The total unamortized stock option expense for the period ending November 30, 2022 was $1,853,540.

Additional Paid-In Capital

During the quarterly period ended November 30, 2022, a total of $3,319,048 was posted as additional paid-in capital.

This includes Common Shares issued for services for the Company including $31,815 SRAX, $274,025 of share option vestment/expense for the Board of Directors, $63,943 for Mast Hill notes payable extension, $17,424 in Common shares issued for Debt settlement for purchase of Subsidiary/No subsidiary acquired this quarterly filing.

Note 8 - Related-Party Transactions

Loan to Company

During the period ended November 30, 2022, Mr. James loaned the Company $39,500 last quarter. Our Audit Chairman, David Deming loaned the Company $145,000 in the three months ending November 30, 2022, and Mr. Deming plans to convert his loan into equity. The Company has recognized $284,499 in deferred compensation related to the Employment Agreements for Ian James, Stephen Letourneau and Jacob Ellman. These are non-interest bearing and unsecured and payable on demand. Both James and Letourneau will seek to convert at least 66% of their deferred compensation into restricted Common Shares at a $0.037 per share price to be consistent with the Mast Hill per share pricing. In addition, the Company acquired $35,000 of a loan to Mango Moi, LLC when it became a wholly-owned subsidiary of the Company. This loan was made to Mango Moi, LLC by a relative of Amanda Cayemitte (i.e., Mr. Gushy Joseph), one of the sellers of the subsidiary. On October 12, 2022, the Board of Directors authorized the issuance of 760,870 Common Shares @ $0.023 per share to retire $17,500 of the $35,000 Loan. The balance of $17,500 was agreed to be paid in the first quarter of the 2023 calendar year.

Note 9 - Goodwill

While changes in circumstances requiring an interim goodwill impairment test have not been identified for the three and nine months ended November 30, 2022. The Company will continue to monitor circumstances, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the carrying value in the future, goodwill impairment charges may be incurred.

Note 10 - Subsequent Events

On November 30, 2022, Mango Moi founder, Amanda Cayemitte voluntarily agreed to be furloughed as a cost savings measure while the Company focused on the reformulation and re-packaging of the Mango Moi product lines.

On December 8, 2022, the Company issued 13,918,999 Common Shares to SRAX pursuant to section 4(d) Share Adjustment of the Platform Account Contract, which was executed September 17, 2021.

Pursuant to their Employment Agreements, Ian James, Stephen Letourneau and Jacob Ellman have deferred compensation. Accordingly, the following represents each individual’s deferred compensation since March 1, 2022:

Ian James has deferred $141,197, Stephen Letourneau has deferred $106,810, and Jacob Ellman has deferred $36,492. Both Mr. James and Mr. Letourneau have stipulated that they will seek to convert at least 66% of their deferred compensation into restricted Common Shares at a $0.037 per share price to be consistent with the Mast Hill per share pricing.

On January 9, 2023, Anthony L.G., PLLC replaced Carter Ledyard Milburn LLP as the Company’s legal counsel going forward, to be consulted on a case-by-case basis. Any future legal fees that may be incurred are to be billed hourly and may not be static. We believe legal counsel is important to the company’s growth going forward. The Company seeks to retire the debt owed to Carter Ledyard Milburn by August 31, 2023.

On January 31, 2023, the Company appointed Dr. Pratibha Chaurasia, CPA, CA, Ph.D. as Fractional Chief Financial Officer (“CFO”). Pratibha offers over 24 years of diverse professional experience in financial reporting and auditing under GAAP and IFRS, with expertise in PCAOB audits and more. Chaurasia is the founder of Aprari Solutions and was formerly a Professor of International Finance and Management at the Daly College Business School and a Manager of Operations at Max Life Insurance Company Limited, formerly known as Max New York Life Insurance Company Limited.

On January 31, 2023, the Company entered into an agreement with Aprari Solutions for accounting and audit-related services (the “Engagement Letter”). Established in 2018, Aprari Solutions is a leading audit and accounting firm in India with a team consisting of qualified CPAs, Chartered Accountants, CFAs, Ph.D. and MBAs from top institutions, and experienced professionals well-trained in US GAAP and PCAOB audit standards and procedures. Aprari Solutions will be paid $25,000 over 12 months for accounting services, and for fractional CFO services, $30,000 in cash and $10,000 in stock over 12 months.

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

As an early-stage company, our Company generated $6,986 and $0 in revenue for the three months ended November 30, 2022, and 2021 respectively. Our Company generated $9,008 and $0 in revenue for the nine months ended November 30, 2022, and 2021 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

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

Operating Costs

Our operating costs include raw materials, labor, related benefits, manufacturing overhead, marketing, sales, distribution, shipping, and other general and administrative expenses. We attempt to manage the impact of our operating costs through fixed hourly rate agreements with legal counsel and certain consultants. We have begun to reduce our labor force to right size the operations costs, as we reformulate the Mango Moi line of products for commercial scaling.

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

Acquisitions

The Company follows a dual buy-and-build business model for growth through acquisitions and in-house development of brands. We have executed multiple non-binding letters of intent to acquire companies within the skincare sector and functional beverage, women’s wellness and pet care. The closing of these respective transactions depends on numerous factors including but not limited to the satisfactory completion of due diligence, capital constraints, and more. Furthermore, any of these contemplated transactions would likely have a material impact on the Company’s operating performance.

Strategic Advisory Committee

To assist in the expansion of the Company, management sought and received unanimous consent from the Board of Directors to create and seat a Strategic Advisory Committee composed of respected industry leaders who bring relevant experience, networks, and leadership to the Company’s various initiatives.

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling General, and Administrative (“SG&A”). The Company engaged Anthony L.G., PLLC as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services and securities counsel. Payroll expenses, including deferred compensation, were the single largest category of cash expenditures for the quarter. Pursuant to their Employment Agreements, Ian James, Stephen Letourneau and Jacob Ellman have deferred compensation. Accordingly, the following represents each individual’s deferred compensation since March 1, 2022: Ian James has deferred $141,197, Stephen Letourneau has deferred $106,810, and Jacob Ellman has deferred $36,492. Both Mr. James and Mr. Letourneau have stipulated that they will seek to convert at least 66% of their deferred compensation into restricted Common Shares at a $0.037 per share price to be consistent with the Mast Hill per share pricing. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as accounting, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.

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

Critical Accounting Policies and Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Under Note 2 – Summary of Significant Accounting Policies, the unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The Company adopted ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of November 30, 2022, the Company had no deferred revenues.

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

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	For the three months	For the three months	For the nine months	For the nine months
	Ended November 30, 2022	Ended November 30, 2021	Ended November 30, 2022	Ended November 30, 2021

Revenues	6,986	-	9,008	-
Cost of Goods	5,823	-	15,381	-
Gross Profit and Gross Margin	1,163	-	(6,373)	-
Operating Expenses	605,163	1,066,097	2,184,659	1,152,153
Net (Loss) Income	(659,935)	(1,066,097)	(2,191,032)	(1,152,153)

Revenues

The company generated $6,986 and $0 for the three months ended November 30, 2022, and 2021 respectively, a increase of $6,986. The company generated $9,008 and $0 for the nine months ended November 30, 2022, and 2021 respectively, a increase of $9,008. The increase was due to the Company having sales from its Mango Moi operation.

Cost of Goods Sold

We recorded $5,823 and $0 for Cost of Goods Sold for the three months ended November 30, 2022, and 2021 respectively, an increase of $5,823. We recorded $15,381 and $0 for Cost of Goods Sold for the nine months ended November 30, 2022, and 2021 respectively, an increase of $15,381.

Gross Profit and Gross Margin

We recorded $1,163 and $0 in Gross Profit for the three months ended November 30, 2022, and 2021 respectively, a increase of $1,163. The increase was due to the increase in sales and the streamlining of manufacturing. We recorded a negative $6,373 and $0 in Gross Profit for the nine months ended November 30, 2022, and 2021 respectively, a decrease of $6,373. The decrease was due to the reformulating and reconfiguring Mango Moi production over the period.

Operating Expenses

We recorded $605,163 and $1,066,097 in Operating Expenses for the three months ended November 30, 2022, and 2021 respectively. We recorded $2,184,659 and $1,152,153 in Operating Expenses for the nine months ended November 30, 2022, and 2021 respectively.

We incurred $460,934 in lower Operating Expenses for the three months ended November 30, 2022 due to approximately $346,762 in share-based expenses, and approximately $258,401 in general and administrative expenses, compared to $532,243 and $533,854 in share-based expenses, and general administrative expenses, respectively, for the three months ended November 30, 2021. The decrease in general expenses and administrative expenses was due to reduced stock option expenses for Independent Directors with the vacancy of one Independent Board member, and reduction in legal fees, marketing expenses, membership subscriptions, licenses, and software and applications.

Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of November 30, 2022, the Company has incurred a net loss of approximately $4,105,379 resulting in a net operating loss for income tax purposes.  The loss results in a deferred tax asset of approximately $862,130 the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2022, we have completed only two taxable fiscal years.

Net (Loss) Income

We recorded a loss of $659,935 and $1,066,097 for the three months ended November 30, 2022, and 2021 respectively. We recorded a lower net loss during this period compared to the same quarter of the prior year due to an reduced Operating Expenses during the period. We recorded a loss of $2,191,032 and $1,152,153 for the nine months ended November 30, 2022, and 2021 respectively. We recorded a greater net loss for our third quarter for the nine months ended November 30, 2022, compared to the same quarter of the prior year due to an increase in Operating Expenses.

Liquidity and Capital Resources

Our cash balance was $3,154 and $0 as of November 30, 2022, and 2021 respectively. We received $0 and $0 from the sale of shares of Common Stock for the nine months ended November 30, 2022, and 2021 respectively. We presently are largely reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors. Mr. James loaned the Company $39,500 last quarter. Our Audit Chairman, David Deming loaned the Company $145,000 in the three months ending November 30, 2022. Mr. Deming has indicated that he plans to convert the loan into equity.

Mr. Ian James has not guaranteed that he will continue to support our capital needs. Therefore, we may not be able to continue as a going concern. We may require further funding to implement our operations plan for the next twelve months. Being a start-up stage company, we have a very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing with the exception of the Standby Equity Commitment Agreement with MacRab LLC.

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

On August 31, 2022, BF Borgers CPA PC (“BF Borgers”) furnished a letter addressed to the Securities and Exchange Commission stating whether BF Borgers agrees with following statements:

●	The Audit Committee (the “Committee”) of the Company had conducted a competitive selection process to determine the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2023. The Committee evaluated several public accounting firms in this process, including BF Borgers, the Company’s independent registered public accounting firm for the fiscal year ended February 28, 2022. As a result of this process, the Committee approved the appointment of GBQ Partners LLC (“GBQ”) as the Company’s independent registered public accounting firm for the fiscal year ending February 28, 2023. This action effectively dismissed BF Borgers as the Company’s independent registered public accounting firm as of August 31, 2022.

●	The reports of BF Borgers on the Company’s condensed consolidated financial statements for the fiscal years ended February 28, 2022 and 2021 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Company’s condensed consolidated financial statements for the fiscal years ended February 28, 2022 and 2021, and in the subsequent interim periods through August 31, 2022, there were no disagreements with BF Borgers on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of BF Borgers, would have caused BF Borgers to make reference to the matter in their reports. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two fiscal years ended February 28, 2022 and 2021, or in the subsequent periods through August 31, 2022.

A copy of BF Borgers’ letter, dated August 31, 2022, is filed as Exhibit 16.1 to a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2022.

During the two most recent fiscal years and in the subsequent interim periods through August 31, 2022, the Company has not consulted with GBQ with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that would have been rendered on the Company’s unaudited condensed consolidated financial statements, or any other matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

On December 7, 13,918,999 restricted Common Shares were issued to SRAX as a part of the September 17, 2021 contract with SRAX, Inc. in which payment in the amount of $380,000 for services was made in securities. The share issuance addresses the “Dilutive Issuance” of securities pursuant to section 4(d) Share Adjustment of the contract.

On January 9, 2023, Anthony L.G., PLLC replaced Carter Ledyard Milburn LLP as the Company’s legal counsel going forward, to be consulted on a case-by-case basis. Any future legal fees that may be incurred are to be billed hourly and may not be static. We believe legal counsel is important to the company’s growth going forward. The Company seeks to retire the debt owed to Carter Ledyard Milburn by August 31, 2023.

On January 31, 2023, the Company appointed Dr. Pratibha Chaurasia, CPA, CA, Ph.D. as Fractional Chief Financial Officer (“CFO”). Pratibha offers over 24 years of diverse professional experience in financial reporting and auditing under GAAP and IFRS, with expertise in PCAOB audits and more. Chaurasia is the founder of Aprari Solutions and was formerly a Professor of International Finance and Management at the Daly College Business School and a Manager of Operations at Max Life Insurance Company Limited, formerly known as Max New York Life Insurance Company Limited.

On January 31, 2023, the Company entered into an agreement with Aprari Solutions for accounting and audit-related services (the “Engagement Letter”). Established in 2018, Aprari Solutions is a leading audit and accounting firm in India with a team consisting of qualified CPAs, Chartered Accountants, CFAs, Ph.D. and MBAs from top institutions, and experienced professionals well-trained in US GAAP and PCAOB audit standards and procedures. Aprari Solutions will be paid $25,000 over 12 months for accounting and auditing assistance services, and for fractional CFO services, $30,000 in cash and $10,000 in stock over 12 months.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our fractional Chief Financial Officer to allow for timely decisions regarding required disclosure.

As of November 30, 2022, our management, with the participation of, and under the supervision of, our Chief Executive Officer and fractional Chief Financial Officer, evaluated the effectiveness of the design and the operation of our disclosure controls and procedures. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 30, 2022, due to the identification of a material weakness in the Company’s internal control over financial reporting as of November 30, 2022.

As disclosed in the Company’s Current Report on Form 8-K filed on March 3, 2023 with the SEC, on February 5, 2023, the Company’s management concluded that the following financial statements should be restated and should no longer be relied upon:

(i)	The Company’s unaudited consolidated financial statements for the three months ended May 31, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2022 (the “Q1 2022 10-Q”); and

(ii)	The Company’s unaudited consolidated financial statements for the three and six months ended August 31, 2022 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on October 21, 2022 (the “Q2 2022 10-Q” and together with the Q1 2022 10-Q, the “Filings”).

The following errors impacted the Filings:

(i)	Incorrect itemization of accounts payable to reflect certain itemized expenses;

(ii)	Failure to include the rounding up of shares to reflect the correct total number of issued common stock;

(iii)	Failure to include certain accrued expenses to the accounts payable section;

(iv)	Incorrect calculation of closing dates regarding the reporting period for goods sold;

(v)	Incorrect calculation of closing dates regarding the reporting period for costs of goods sold;

(vi)	Incorrect statement of impaired expenses of $577,473 related to the acquisition of Mango Moi;

(vii)	Incorrect calculation of stock option agreements with Mast Hill and members of the Company’s Board of Directors;

(viii)	Incorrect calculation of selling, general and administrative operating expenses, which have been retranslated to comply with reporting standards under GAAP;

(ix)	Incorrect itemization of stock warrant expenses, reflected in the reitemization of $36,366;

(x)	Portions of the cash flow section of the financials did not meet GAAP standards;

(xi)	Omission of unaccounted depreciation in the financial statements; and

(xii)	Certain other incorrect calculations.

The Company has determined that the reporting effects of the above errors had a material impact to the Company’s unaudited consolidated financial statements of the Company for the three months ended May 31, 2022, as reported in the Q1 2022 10-Q, and for the three and six months ended August 31, 2022, as reported in the Q2 2022 10-Q. As a result, the unaudited consolidated financial statements for the three months ended May 31, 2022 and the unaudited consolidated financial statements for the three and six months ended August 31, 2022 will be restated, and the Company will file an amendment to each of the Q1 2022 10-Q and the Q2 2022 10-Q with the SEC.

Remediation of Material Weakness

We are in the process of implementing improvements and remedial measures in response to the material weakness, including the hiring of a fractional Chief Financial Officer with over 24 years of diverse professional experience in financial reporting and auditing under GAAP and IFRS, with expertise in PCAOB audits. Additionally, we entered into an agreement with Aprari Solutions for accounting and audit-related services. Established in 2018, Aprari Solutions is a leading audit and accounting firm in India with a team consisting of qualified CPAs, Chartered Accountants, CFAs, Ph.D. and MBAs from top institutions, and experienced professionals well-trained in GAAP and PCAOB audit standards and procedures.

Changes in Internal Control over Financial Reporting

Since September 1, 2022, and in connection with the evaluation required by Rule 13a-15 under the Exchange Act as of November 30, 2022, the Company has made changes to its internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting, including those changes set forth under “—Remediation of Material Weakness.”

Limitations on the effectiveness of internal controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls system, no matter how well designed and operated, can provide only reasonable assurance of achieving its desired objectives. In addition, the design of disclosure controls and procedures must reflect resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management does not expect the Company’s disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management overriding internal controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2022.(2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	Inline XBRL Instance Document.(3)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(3)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(3)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Form 10-12G, as filed with the SEC on March 23, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Better For You Wellness, Inc.
(Registrant)

By:	/s/ Ian James
Name:	Ian James
President and Chief Executive Officer

Dated:	March 3, 2023