Form 10-Q/A
period 2022-05-31
Better For You Wellness, Inc.
filed 2023-03-17
CIK 1852707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 17, 2023  there were 404,014,987 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

EXPLANATORY NOTE

Better For You Wellness, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2022 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note. In the Original Form 10-Q filed August 9, 2022, the negative net loss was reported as $1,373,066 for the three months ended May 31, 2022. The Amended and Restated negative net loss is reported as $ 891,872 a difference of $481,194 less in net loss for the three month period  ended May 31, 2022.

In connection with the Restatement, management had concluded that the Company had a material weakness in its internal control over financial reporting as of May 31, 2022, as the Company’s internal control over financial reporting did not operate effectively, resulting in material errors in the financial statements included in the Original 10-Q. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness in its internal control over financial reporting as of May 31, 2022, as the Company’s review control over the accuracy of its financial statements did not operate effectively, resulting in material errors in the financial statements. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

Items Amended in this Amendment No. 1

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatement and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

●	Part I, Item 1, Financial Statements

●	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part I, Item 4, Controls and Procedures

●	Part II, Item 1A, Risk Factors

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer, Chief Financial Officer, and President.

Except as described above and in Note 9, Restatement, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect the effects of the Restatement.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment No. 1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Amendment No. 1 regarding development of our strategy, future operations, future financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. Forward-looking statements may include, but are not limited to, statements about:

●	any statements of the plans, strategies and objectives of management for future operations;

●	any statements concerning proposed new products, services or developments;

●	any statements regarding future economic conditions or performance;

●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;

●	our estimates regarding the sufficiency of our cash resources and our need for additional funding; and,

●	any statement that our business, financial condition and results of operations may be materially adversely affected by global health epidemics, including the recent COVID-19 pandemic.

The words “believe,” “anticipate,” “design,” “estimate,” “plan,” “predict,” “seek,” “expect,” “intend,” “may,” “could,” “should,” “potential,” “likely,” “projects,” “continue,” “will,” and “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. We cannot guarantee that we actually will achieve the plans, intentions or expectations expressed in our forward-looking statements and you should not place undue reliance on these statements. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These factors and the other cautionary statements made in this Amendment No. 1 should be read as being applicable to all related forward-looking statements whenever they appear herein. Except as required by law, we do not assume any obligation to update any forward-looking statement. We disclaim any intention or obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

i

PART I - FINANCIAL INFORMATION

Better For You Wellness, Inc.

Condensed Consolidated Balance Sheet (unaudited)

As of May 31, 2022 and February 28, 2022

	Consolidated May 31, 2022	February 28, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,309	$9,642
Inventory	7,037	-
Prepaids and other assets	78,072	-
Total Current assets	88,418	9,642
Equipment, net	2,129	-
Goodwill	583,586	-
TOTAL ASSETS	$674,133	$9,642

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$161,815	$375,408
Deferred Compensation	100,160	-
Clearbanc Debit Card	2,288	-
Related Party Notes Payable	35,000	-
Total Current Liabilities	$299,263	$375,408

Long-Term Liabilities
Notes Payable - PayPal Capital	2,335	-
Notes Payable Shopify Capital	483	-
Convertible notes payable, net accumulated interest	254,369	-
TOTAL LIABILITIES	$556,449	$375,408

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 700,000 issued and outstanding as of May 31, 2022 and February 28, 2022)	$70	$70
Common stock ($.0001 par value, 500,000,000 shares authorized, 380,108,169 and 370,747,042 issued and outstanding as of May 31, 2022 and February 28, 2022, respectively)	38,012	37,075
Additional paid-in capital	2,609,749	1,485,364
Shares cancellable	-	(250,000)
Accumulated deficit	(2,530,147)	(1,638,275)
Total Stockholders’ Equity (Deficit)	117,684	(365,766)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$674,133	$9,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

For the three months ended May 31, 2022 and 2021

	Three Months May 31, 2022	Three Months May 31, 2021
Revenue
Merchandise Sales	$306	$-
Cost of Goods Sold	6,069	-
Gross Profit	(5,763)	-

Operating Expenses:
Share-based expense	684,050	-
Selling, General and Administrative	196,995	72,051
Total operating expenses	881,045	72,051

Operating Income/(Loss)	(886,808)	(72,051)

Other Income/(Expense)
Other income	-	-
Interest expense	(5,063)	-
Other expense	-	-
Total other expense	(5,063)

Net income/(loss)	$(891,872)	$(72,051)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	363,657,794	140,868,130

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in-Capital	Shares Cancellable	Accumulated Deficit	Total

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$1,485,364	$(250,000)	$(1,638,275)	$(365,766)
Common shares cancelled and returned to the Company	(7,048,873)	(705)	-	-	(249,295)	250,000	-	-
Common shares issued for shares payable	325,000	33	-	-	(33)	-	-	-
Common shares issued for services to Company	5,085,000	509	-	-	272,226	-	-	272,735
Common shares issued for purchase of subsidiary	11,000,000	1,100	-	-	548,900	-	-	550,000
Stock option expense	-	-	-	-	411,315	-	-	411,315
Warrants Issued	-	-	-	-	78,072	-	-	78,072
Warrants Issued					13,514			13,514
Debt Forgiveness	-	-	-	-	49,686	-	-	49,686
Net loss	-	-	-	-	-	-	(891,872)	(891,872)
Balances, May 31, 2022	380,108,169	$38,012	700,000	$70	$2,609,749	$-	$(2,530,147)	$117,684

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, February 28, 2021	-	$-	-	-	$1,185	$(4,935)	$(3,750)
Common shares issued after reorganization	359,996,332	36,000	-	-	(36,000)	-	-
Series A preferred shares issued after reorganization	-	-	700,000	700	69,930	-	70,000
Expenses paid on behalf of the Company and contributed to capital	-	-	-	-	3,951	-	3,951
Net loss	-	-	-	-	-	(72,051)	(72,051)
Balances, May 31, 2021	359,996,332	$36,000	700,000	$700	$39,067	$(76,986)	$(1,850)

The accompanying notes are an integral part of these unaudited financial statements.

Better For You Wellness, Inc.

Consolidated Statement of Cash Flows

	Three Months May 31, 2022	Three Months May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(891,872)	$(72,051)
Adjustment to reconcile net loss to net cash used in operating activities:
Share based expenses	684,050	70,000
Amortized debt discount and debt issuance costs	12,139	-
Depreciation	194	-
Changes in current assets and liabilities:
Inventory	6,060	-
Accounts Payable	(213,593)	(1,900)
Accrued Interest	5,063	-
Deferred Compensation	100,160	-
Other liabilities	(6,403)	-
Net cash used in Operating Activities	(304,202)	(3,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Asset	(2,323)	-
Net cash used in Investing Activities	(2,323)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt issuance Cost	(28,320)	-
Proceeds from Convertible loan, net of original issue discount	279,000	-
Proceed from related party note payable	-	-
Notes Payable – LT	(174)	-
Noncontrolling interest	-	-
Expenses contributed to capital	49,686	3,951
Net cash provided by financing activities	300,192	3,951

Net change in cash	$(6,333)	$-

Beginning cash balance	$9,642	$-
Ending cash balance	$3,309	$-

NON-CASH FINANCING TRANSACTIONS:
Discount on notes payable for warrants	$13,514	$-
Warrants issued and extended for common stock issuance costs	$78,072	$-

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

Significant Accounting Policies and Use of Estimates:

There were no material changes in the Company’s significant accounting policies for the three months ended May 31, 2022 as compared to the year ended February 28, 2022. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of May 31, 2022 and February 28, 2021, the Company had no deferred revenues.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at May 31, 2022 and February 28, 2022 was $3,309 and $9,642, respectively.

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

The Company does not have any potentially dilutive instruments as of May 31, 2022 and 2021. Thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2022 and February 28, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accrued expenses.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-Based Compensation

ASC 718, “Compensation - Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of May 31, 2022 and February 28, 2022.

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

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

Assets acquired:
Cash	$913
Inventory	12,995
Total Assets Acquired	13,908
Liabilities assumed:
Clearbanc Debit Card	2,365
Notes Payable - PayPal Capital	2,454
Notes Payable Shopify Capital	537
Sales Tax Payable	138
Total Liabilities Assumed	5,494

Total identifiable net assets	8,414

Purchase price	592,000

Goodwill - Excess of purchase price over fair value of net assets acquired on acquisition date	$583,586

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

	For the Three months ended
	(unaudited)	(unaudited)
	May 31, 2022	May 31, 2021
Total revenues	$6,974	$19,455
Net (loss) income	$(891,872)	$(90,902)
Loss per share	$-	$-

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

	For the three months ended May 31,	For the three months ended May 31,
	2022	2021
Mango Moi:
Total revenues	$6,974	$19,455
Net income	$(8,281)	$(9,425)

Note 5 - Income Taxes

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

Note 7 - Convertible Note Payable

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

Note 8 - Stock Purchase Warrant Liability

On April 18, 2022, Better For You Wellness, Inc., a Nevada corporation (the “Company”), entered into a Standby Equity Commitment Agreement, dated April 11, 2022 (the “SECA”) with MacRab LLC, a Florida limited liability company (the “Investor”). The SECA provides the Company with an option to sell up to $5,000,000 worth of the Company’s common stock, par value $0.0001 (the “Common Stock”), to the Investor, in increments, over the period ending twenty-four (24) months after the date the Registration Statement (as defined below) is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. The purchase price per share, for each respective put under the SECA, is equal to 90% of the average of the two (2) lowest volume weighted average prices of the Common Stock during the six (6) trading days following the clearing date associated with the respective put under the SECA. Additionally, we issued a common stock purchase warrant for the purchase of 1,785,714 shares of our common stock (the “Warrant”) to Investor as a commitment fee in connection with the execution of the SECA. The Company fair valued the shares purchase warrant on the closing date at $36,366 using a Black-Scholes put option pricing model.

Note 9 - Shareholder Equity

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

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 380,108,169 and 370,747,042 shares of common stock issued and outstanding as of May 31, 2022 and February 28, 2022, respectively.

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

On August 24, 2021, 50,000 shares of Restricted Common Stock were issued to CRS as compensation for consulting services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled $7,000.

On October 11, 2021, 2,602,740 shares of Restricted Common Stock were issued to SRAX, Inc as compensation for marketing services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled $468,493.

On October 11, 2021, 250,000 shares of Restricted Common Stock were issued to CRS as compensation for consulting services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled $45,000.

On November 17, 2021, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled $18,750.

On January 3, 2022, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled $15,000.

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

On January 13, 2022, 549,097 shares of Restricted Common Stock were sold to five shareholders for proceeds totalling $68,000.

On April 12, 2022, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled approximately $15,468.

On May 26, 2022, 11,000,000 share of Restricted Common Stock were issued to the two Sellers of Mango Moi, LLC (See Note 1). The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled approximately $550,000.

During the period ended May 31, 2022, a total of 325,000 shares of Restricted Common Stock were sold to two shareholders for proceeds totalling approximately $40,248.

Shares Cancellable

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

On December 2, 2021 7,048,873 shares of common stock were issued to WVH in order to honor the above agreement. However, WVH did not transfer the $250,000 purchase price of the shares to the Company and on April 12, 2022 an agreement to terminate the previous agreement was signed. On April 13, 2022 the Company forwarded a cancellation order to its transfer agent, which authorized the cancellation and return of 7,048,873 common shares previously issued to WVH. As of the date of filing, these shares have been cancelled and returned to the Company.

Stock Options

During the fiscal year ended February 28, 2022, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 6,500,000 fully vested on May 31, 2022. The remaining 13,500,000 shares vest over the next 2 years. During the three months ended May 31, 2023, no shares were forfeited. The options have the exercise price of $.25 per share. These options expire 5 years after issue. The aggregate intrinsic value of these outstanding options as of May 31, 2022, was $0.

The Company fair valued the options on the grant at $2,127,565 using a Black-Scholes option pricing model with the following assumptions: stock price of $.15 and $.11 per share (based on the quoted trading price on the dates of the grants). The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the period ended May 31, 2022 was approximately $411,315. The total unamortized stock option expense at May 31, 2022 was approximately $2,151,622.

Additional Paid-In Capital

During the quarterly period ended May 31, 2022, a total of $2,609,749 posted as additional paid-in capital.

This includes Common Shares issued for services for the Company including negative $249,295 for the termination of the Williamsburg Venture Holdings’ Equity Purchase Agreement, a negative $33 due to a clerical error, the common shares related to these Subscription Agreements were not issued until Q1 of 2022, $411,315 of share option vestment/expense for the Board of Directors, $272,226 for Mast Hill, $548,900 for purchase of Mango Moi Subsidiary/No subsidiary acquired this quarterly filing, and $78,072 in Warrants issued related to MacRab, 13,514 in Warrants related to JH Darbie finder’s agreement and debt treatment of Mast Hill, and $49,686 in debt forgiveness of accrued expense payable to Green Ohio Ventures.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totalling $6,441 during the year ended February 28, 2022. During the year ended February 28, 2022, former related party Paul Moody paid expenses on behalf of the Company totalling $500.

The Company’s former sole officer and director, Jeffrey DeNunzio, paid expenses on behalf of the company totalling $1,185 during the year ended February 28, 2021.

The $8,126 in total payments made by the former directors are considered contributions to the company with no expectation of repayment and are posted as additional paid-in capital.

Note 10 - Related-Party Transactions

Loan to Company

During the period ended May 31, 2022, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totalling approximately $2,323 and the Company made payments to Green Ohio Ventures, LLC, totalling approximately $96,079, which resulted in Green Ohio Ventures being owed approximately $0 for loans made to the Company.

These payments are considered as loans to the Company, which are noninterest-bearing, unsecured and payable on demand.

In addition, the Company acquired $35,000 of a loan to Mango Moi, LLC when it became a wholly-owned subsidiary of the Company. This loan was made to Mango Moi, LLC by a relative of Amanda Cayemitte (i.e., Mr. Gushy Joseph), one of the sellers of the subsidiary.

Note 11 – Goodwill

In the previous filing, the Company reported an Impairment Expense of $577,473. In recategorization  of the Company’s financials to meet GAAP standards, the Company removed the Impairment Expense related to the Company’s purchase of Mango Moi, LLC (“Mango Moi”) as a wholly-owned subsidiary. The revised financials now reflect Goodwill in the amount of $583,586.

While changes in circumstances requiring an interim goodwill impairment test have not been identified for the three months ended May 31, 2022. The Company will continue to monitor circumstances, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the carrying value in the future, goodwill impairment charges may be incurred.

Note 12 - Subsequent Events

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

As an early-stage company, our Company generated $306 and $19,455 in revenue for the three months ended May 31, 2022 and 2021 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life. On May 26, 2022, our Company closed its first acquisition of the right, title and interest in, including all of the outstanding membership interests of Mango Moi, LLC, a hair and skincare business located in Chicago, Illinois. As a fledgling brand, Mango Moi, LLC lacked capital, access to capital, and other resources necessary to scale and maintain its growth trajectory. We believe that as a result of Mango Moi, LLC’s lack of resources, our Company was presented with an attractive acquisition opportunity and that our Company’s resources would allow Mango Moi, LLC to expand.

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

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling, General, and Administrative (“SG&A”). The Company engaged Carter, Ledyard, & Milburn LLP and Anthony L.G., PLLC as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services and securities counsel. Payroll expenses, including deferred compensation, were the single largest category of cash expenditures for the quarter. Pursuant to their Employment Agreements, Ian James, Stephen Letourneau and Jacob Ellman have deferred compensation. Accordingly, the following represents each individual’s deferred compensation since March 1, 2022: Ian James has deferred $49,799, Stephen Letourneau has deferred $38,197, and Jacob Ellman has deferred $12,164. Both Mr. James and Mr. Letourneau have stipulated that they will seek to convert at least 66% of their deferred compensation into restricted Common Shares at a $0.037 per share price to be consistent with the Mast Hill per share pricing.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Pursuant to Note 2 - Summary of Significant Accounting Policies, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

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

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	For the three months	For the three months
	Ended May 31, 2022	Ended May 31, 2021

Revenues	306	-
Cost of Goods	6,069	-
Gross Profit and Gross Margin	(5,763)	-
Operating Expenses	881,045	72,051
Net (Loss) Income	(891,872)	(72,051)

Revenues

The company generated $306 and $0 for the three months ended May 31, 2022, and 2021 respectively, an increase of $306. The increase was due to merchandise sales. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods (“CPG”) sectors, including but not limited to mergers, acquisitions, or business combination transactions.

Cost of Goods Sold

We recorded $6,069 and $0 for Cost of Goods Sold for the three-months ended May 31, 2022, and 2021 respectively, an increase of $6,069. The increase in Cost of Goods Sold was due to increased product development of inventory.

Gross Profit and Gross Margin

We recorded a negative $5,763 and $0 in Gross Profit for the three months ended May 31, 2022, and 2021 respectively, a decrease of $5,763. We recorded a lower Gross Profit for the three months that ended May 31, 2022, compared to the first quarter of the prior year due to an increase in the Cost of Goods and a decrease in merchandise sales due to a decrease in marketing.

Operating Expenses

We recorded $881,045 and $72,051 in Operating Expenses for the three months ended May 31, 2022, and 2021 respectively. We incurred substantially higher Operating Expenses for the three months ended May 31, 2022, compared to the prior year’s first quarter due to contemplated acquisition transactions, legal fees, due diligence costs, accounting, travel, and consultants. The primary reason for the increase in operating expenses is an increase of approximately $684,050 in share-based expenses and approximately $196,995 in general and administrative expenses.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets for the period ending May 31, 2022, and February 28, 2022, due to the uncertainty of our ability to realize future taxable income.

We account for uncertainty in income taxes in our financial statements as required under ASC 740, “Income Taxes.” The standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also guides de-recognition, classification, interest, and penalties, accounting in interim periods, and disclosure and transition accounting. Management determined we took no material uncertain positions in our tax returns.

Net (Loss) Income

We recorded a loss of $891,872 and $72,051 for the three months ended May 31, 2022, and 2021, respectively. We recorded a substantially higher net loss for our three months ended May 31, 2022, compared to the first quarter in the prior year due to the factors discussed above.

Liquidity and Capital Resources

Our cash balance at May 31, 2022, and 2021 was $3,309 and $2,708, respectively. We raised a total of $250,680 in net proceeds from Mast Hill, LLC in convertible debt in the three months that ended May 31, 2022. We are presently reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Chairman of the Board of Directors. Mr. James has not guaranteed that he will continue to support our capital needs. Therefore, we may not have the ability to continue as a going concern. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period, we may need additional financing but currently do not have any arrangements for such financing.

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

As of February 5, 2023, our management, with the participation of, and under the supervision of, our Chief Executive Officer and fractional Chief Financial Officer, evaluated the effectiveness of the design and the operation of our disclosure controls and procedures. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of May 31, 2022, due to the identification of a material weakness in the Company’s internal control over financial reporting as of May 31, 2022.

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

Changes in Internal Control over Financial Reporting

Since February 5, 2023, and in connection with the evaluation required by Rule 13a-15 under the Exchange Act as of May 31, 2022, the Company has made changes to its internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting, including those changes set forth under “—Remediation of Material Weakness.”

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2022.(1)

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2022.(1)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101.INS	Inline XBRL Instance Document.(2)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.(2)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.(2)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.(2)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.(2)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.(2)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed herewith.
(2)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Better For You Wellness, Inc.
(Registrant)

By:	/s/ Ian James
Name:	Ian James
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 17, 2023