Form 10-Q/A
period 2022-08-31
Better For You Wellness, Inc.
filed 2023-03-17
CIK 1852707

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

As of March 17, 2023 there were 404,014,987 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

EXPLANATORY NOTE

Better For You Wellness, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on October 21, 2022 (the “Original Form 10-Q”).

Background of Restatement

This Amendment No. 1 is being filed for the sole purpose of restating certain of the financial statements included in the Original Form 10-Q (the “Restatement”) due to the Company discovering that it made the following errors in the Original Form 10-Q: (i) not translating correctly the foreign currency balance for a mark-to-market contract; and (ii) not including certain debt issuance costs in the computation of the effective interest rate for a loan note. In the Original Form 10-Q filed October 21, 2022, the negative net loss was reported as $787,106 for the three months ended May 31, 2022, and $1,582,699 for the six months ended August 31, 2022. The Amended and Restated negative net loss is reported as $767,677 a difference of $19,429 in lower net loss for the three month period ended May 31, 2022, and $76,850 greater net loss for the six month period ended August 31, 2022.

On March 3, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Original Form 10-Q should not be relied upon.

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

Internal Control Considerations

In connection with the Restatement, management has concluded that the Company had a material weakness in its internal control over financial reporting as of August 31, 2022, as the Company’s review control over the accuracy of its financial statements did not operate effectively, resulting in material errors in the financial statements. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and material weakness identified, refer to Controls and Procedures in Part I, Item 4.

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

i

PART I - FINANCIAL INFORMATION

BETTER FOR YOU WELLNESS, INC.

Condensed Consolidated Balance Sheet (unaudited)

As of August 31, 2022 and February 28, 2022

	Consolidated August 31,	February 28,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,130	$9,642
Accounts Receivable	123	-
Related Party Receivable	107,068	-
Inventory	5,198	-
Prepaids and other assets	78,072	-
Total Current assets	192,591	9,642
Equipment, net	1,935	-
Goodwill	583,485	-
TOTAL ASSETS	$778,011	$9,642

LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$257,821	$375,408
Deferred Compensation	190,320	-
Clearbanc Debit Card	1,656	-
Note Payable- RP	110,000	-
Other Current Liabilities	14	-
Total Current liabilities	$559,810	$375,408
Long-Term Liabilities
Notes Payable - PayPal Capital	2,216	-
Notes Payable Shopify Capital	201	-
Convertible notes payable, net accumulated interest	543,176	-
TOTAL LIABILITIES	$1,105,403	$375,408

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock ( $.0001 par value, 200,000,000 shares authorized; 700,000 issued and outstanding as of August 31, 2022 and February 28, 2022)	70	70
Common stock ($.0001 par value, 500,000,000 shares authorized, 385,198,451 and 370,747,042 issued and outstanding as of August 31, 2022 and February 28, 2022 respectively)	38,521	37,075
Additional Paid in Capital	2,931,841	1,485,364
Shares cancelable	-	(250,000)
Accumulated Deficit	(3,297,825)	(1,638,275)
Total Stockholders’ Equity (Deficit)	(327,392)	(365,766)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$778,011	$9,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

For the three and six months ended August 31, 2022 and 2021

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2022	2021	2022	2021
Revenue
Merchandise Sales	$1,716	$-	$2,022	$-
Cost of Good Sold	3,489	-	9,558	-
Gross Profit	$(1,772)	$-	$(7,536)	$-
Operating Expenses
Share based expense	301,663	7,000	985,713	77,000
Selling, General and Administrative	446,262	7,005	643,257	9,057
Total Operating Expenses	747,925	14,005	1,628,970	86,057

Operating Income/(Loss)	(749,697)	(14,005)	(1,636,506)	(86,057)

Other Income (Expense)
Interest expense	(17,980)	-	(23,043)	-
Other expense	-	-		-
Total Other Income	(17,980)	-	(23,043)	-

Net income/(loss)	$(767,677)	$(14,005)	$(1,659,549)	$(86,057)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	372,031,446	360,000,680	372,031,446	250,434,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.

Consolidated and Condensed Statement of Changes in Stockholder (Deficit)

For the Three and Six Months Ended August 31, 2022 and 2021

(UNAUDITED)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in- Capital	Shares Cancellable	Accumulated Deficit	Total

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$1,485,364	$(250,000)	$(1,638,275)	$(365,766)
Common shares cancelled and returned to the Company	(7,048,873)	(705)	-	-	(249,295)	250,000	-	-
Common shares issued for shares payable	325,000	33	-	-	(33)	-	-	-
Common shares issued for services to Company	5,085,000	509	-	-	272,226	-	-	272,735
Common shares issued for purchase of subsidiary	11,000,000	1,100	-	-	548,900	-	-	550,000
Stock option expense	-	-	-	-	411,315	-	-	411,315
Warrants Issued	-	-	-	-	78,072	-	-	78,072
Warrants Issued					13,514			13,514
Debt Forgiveness	-	-	-	-	49,686	-	-	49,686
Net loss	-	-	-	-	-	-	(891,872)	(891,872)
Balances, May 31, 2022	380,108,169	$38,012	700,000	$70	$2,609,749	$-	$(2,530,147)	$117,684
Common shares issued for services to the Company	5,060,000	506	-	-	250,192	-	-	250,698
Common shares issued for cash received	30,282	3	-	-	3,747	-	-	3,750
Stock option expense	-	-	-	-	274,025	-	-	274,025
Fair value of warrants issued	-	-	-	-	17,188	-	-	17,188
Forfeiture of stock compensation	-	-	-	-	(223,060)	-	-	(223,060)
Net loss	-	-	-	-	-	-	(767,677)	(767,677)
Balance August 31,2022	385,198,451	$38,521	700,000	$70	$2,931,841	$-	$(3,297,824)	$(327,392)

	Common Shares	Par Value Common Shares	Series A Preferred Shares	Par Value Series A Preferred Shares	Additional Paid-in- Capital	Accumulated Deficit	Total

Balances, February 28, 2021	-	$-	-	$-	$1,185	$(4,935)	$(3,750)
Common shares issued after reorganization	359,996,332	36,000	-	-	(36,000)	-	-
Preferred shares issued after reorganization	-	-	700,000	70	69,930	-	70,000
Expenses paid on behalf of the Company and contributed to capital -	-	-	-	3,951	-	3,951	-
Net loss	-	-	-	-	-	(72,051)	(72,051)
Balance, May 31, 2021	$359,996,332	$36,000	700,000	$70	$39,607	$(76,986)	$(1,850)
Common shares issued for services	50,000	5	-	-	6,995	-	7,000

Expenses paid on behalf of the Company and contributed to capital -	-	-	-	2,990	-	2,990
Net loss	-	-	-	-	-	(14,005)	(14,005)
Balances, August 31, 2021	$360,046,332	$36,005	700,000	$70	$49,052	$(90,992)	$(5,865)

The accompanying notes are an integral part of these unaudited financial statements.

BETTER FOR YOU WELLNESS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended August 31, 2022 and 2021

	Six Months	Six Months
	August 31,	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,659,549)	$(86,057)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Share based expenses	985,713	77,000
Amortized debt discount and debt issuance costs	49,475	-
Depreciation	388	-
Changes in current assets and liabilities:
Inventory	7,899	-
Accounts Receivable	(123)	-
Related Party Receivable	(107,068)	-
Accounts Payable	(117,587)	1,750
Deferred Compensation	190,320	-
Other Liabilities	(7,496)	-
Accrued Interest	23,043	-
Net cash provided by (used in) Operating Activities	(634,985)	(7,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed Asset	(2,323)	-
Total Cash Flow from Investing Activities	(2,323)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs	(56,640)	-
Proceeds from Convertible loan, net of original issue discount	558,000	-
Proceed from related party note payable	75,000	365
Common Share Issuance	3,750	-
Expenses contributed to capital	49,686	6,942
Net cash provided by financing activities	629,796	7,307

Net Change in Cash	$(7,512)	$-

Cash at beginning of period:	$9,642	$-
Cash at end of period:	$2,130	$-

NON-CASH FINANCING TRANSACTIONS:
Discount on notes payable for warrants	$30,702	$-
Warrants issued and extended for common stock issuance costs	$78,072	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Better For You Wellness, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

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

Use of Estimates

There were no material changes in the Company’s significant accounting policies for the three and six months ended August 31, 2022 as compared to the year ended February 28, 2022. See Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2022, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2022 and February 28, 2022 were $2,130 and $9,642 respectively.

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

The Company did not have any dilutive instruments for the three and six months ended August 31, 2022, and 2021, respectively. Thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022 and February 28, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity–Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of August 31, 2022 and February 28, 2022.

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

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

Assets acquired:
Cash	$913
Inventory	12,995
Total Assets Acquired	13,908
Liabilities assumed:
Clearbanc Debit Card	2,365
Notes Payable - PayPal Capital	2,454
Notes Payable Shopify Capital	53 7
Sales Tax Payable	138
Total Liabilities Assumed	5,494

Total identifiable net assets	8,414

Purchase price	592,000

Goodwill - Excess of purchase price over fair value of net assets acquired on acquisition date	$583,586

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

	For the Three months ended
	(unaudited)	(unaudited)
	August 31, 2022	August 31, 2021
Total revenues	$1,716	$15,991

Net (loss) income	$(767,677)	$(31,364)

Loss per share	$-	$-

	For the Six months ended
	(unaudited)	(unaudited)
	August 31, 2022	August 31, 2021
Total revenues	$2,022	$35,447

Net (loss) income	$(1,659,594)	$(112,841)

Loss per share	$-	$-

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

	(unaudited)	(unaudited)
	For the three months ended August 31,	For the six months ended August 31,
	2022	2021
Mango Moi:
Total revenues	$1,716	$8,690
Net income	$(819)	$(9,100)

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

Note 7 - Convertible Note Payable

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

Note 8 - Stock Purchase Warrant Liability

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

Note 9 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 shares issued and outstanding as of August 31, 2022 and February 28, 2022.

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

Shares Cancellable

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

Stock Options

During the fiscal year ended February 28, 2022, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 8,500,000 fully vested on August 31, 2021. The remaining 11,500,000 shares vest over the next 2 years. During the three months ended August 31, 2023, 2,000,000 shares were forfeited. The options have the exercise price of $.25 per share. These options expire 5 years after issue. The aggregate intrinsic value of these outstanding options as of August 31, 2022, was $0.

The Company fair valued the options on the grant dates at $2,127,565 using a Black-Scholes option pricing model with the following assumptions: stock price of $.15 and $.11 per share (based on the quoted trading price on the dates of the grants). The Company is amortizing the expense over the vesting terms of each. The total stock option expense for the period ended August 31, 2022 was approximately $297,414. The total unamortized stock option expense at August 31, 2022 was approximately $1,854,208.

Additional Paid-In Capital

During the quarterly period ended August 31, 2022, a total of $2,931,841 posted as additional paid-in capital.

This includes Common Shares issued for services for the Company including $250,192 for Mast Hill, cash received for shares sold $3,747, $274,025 of share option vestment/expense for the Board of Directors, $17,188 in Warrants issued related to JH Darbie for finder agreement and debt treatment of Mast hill, and negative $223,060 in forfeiture of stock options by former Director Dr. Nicola Finley.

Related-Party Transactions

Loan to Company

During the six-month period ended August 31, 2022, Green Ohio Ventures, LLC, paid expenses on behalf of the Company totaling approximately $82,788 and during the same period, Green Ohio Ventures was reimbursed $176,544, which included the $82,788 expense paid from this period. During the same period of August 31, 2022, Green Ohio Ventures, LLC, loaned the Company $7,000. During the same period, the following Company Officers and Directors made the following financial contributions to the Company:

Ian James, the Company’s Chief Executive Officer loaned the Company $18,000 during the period. Additionally, Mr. James paid expenses on behalf of the Company totaling approximately $26,057 and during the same period, Mr. James was reimbursed $19,775, leaving a balance of expense paid from prior reporting periods in the amount of $9,791, which was in addition to the $18,000 loan as referenced above.

Stephen Letourneau the Company’s Chief Branding Officer paid expenses on behalf of the Company totaling approximately $48,068, and during the same period, Mr. Letourneau was reimbursed $40,389 leaving a balance of $2,780 to be reimbursed.

Director David Deming paid expenses on behalf of the Company totaling approximately $50,000.

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

Additionally, during the six-month period ended August 31, 2022, Company Officers Deferred Compensation totaling $190,320. These payments are considered as loans to the Company, which are noninterest-bearing, unsecured, and payable on demand.

Note 10 - Impairment Expense

During the period ended August 31, 2022, the Company had no Impairment Expenses.

Note 11 - Subsequent Events

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

Once the Company has approved the final Formula(s) and places a Purchase Order exceeding $10,000 USD, the non-refundable deposit will be applied to the total amount of the Purchase Order. Upon ordering at least Twenty-Five Thousand US Dollars ($25,000 USD) of each Product Formula, the exclusivity granted to ICCI herein in respect of such Product and Formula shall cease, the Company shall no longer be obligated to purchase Products from ICCI, and the Client shall be free to engage any other manufacturer for such purpose.

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

As an early-stage company, our Company generated $1,716 and a $0 in revenue for the three months ended August 31, 2022, and 2021 respectively. Our Company generated $2,022 and $0 in revenue for the six months ended August 31, 2022, and 2021 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

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

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	For the three months	For the three months	For the six months	For the six months
	Ended August 31, 2022	Ended August 31, 2021	Ended August 31, 2022	Ended August 31, 2021

Revenues	1,716	0	2,022	0
Cost of Goods	3,489	0	9,558	0
Gross Profit and Gross Margin	(1,772)	0	(7,536)	0
Operating Expenses	747,925	14,005	1,628,970	86,057
Net (Loss) Income	(767,677)	(14,005)	(1,659,549)	(86,057)

Revenues

The company generated $1,716 and $0 for the three months ended August 31, 2022, and 2021 respectively, a increase of $1,716. The increase was due to the Company having sales from its Mango Moi operation. The company generated $2,022 and $0 for the six months ended August 31, 2022, and 2021 respectively, an increase of $2,022. The increase was due to the Company having sales from its Mango Moi operation. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods (“CPG”) sectors including but not limited to mergers, acquisitions, or business combination transactions.

Cost of Goods Sold

We recorded $3,489 and $0 for the Cost of Goods Sold for the three months ended August 31, 2022, and 2021 respectively, an increase of $3,489. We recorded $9,558 and $0 for the Cost of Goods Sold for the six months ended August 31, 2022, and 2021 respectively, an increase of $9,558.

Gross Profit and Gross Margin

We recorded a negative $1,772 and $0 in Gross Profit for the three months ended August 31, 2022, and 2021 respectively, a decrease of $1,772. In the six months ended August 31, 2022, and 2021 respectively, we recorded a negative $7,536 and $0 in Gross Profit. a decrease of $7,536. The decrease was due to declines in merchandise sales due to lack of inventory due to supply-chain issues with ingredients from the ivory coast and other regions required for Mango Moi products.

Operating Expenses

We recorded $747,925 and $14,005 in Operating Expenses for the three months ended August 31, 2022, and 2021 respectively. We recorded $1,628,970 and $86,057 in Operating Expenses for the six months ended August 31, 2022, and 2021 respectively.

We incurred $733,920 in higher Operating Expenses for the three months ended August 31, 2022, due to approximately $301,663 in share-based expenses and approximately $446,262 in general and administrative expenses. For the six months ended August 31, 2022, we incurred $1,542,913 in higher Operating Expenses due to approximately $985,713 in share-based expenses and approximately $643,257 in general and administrative expenses. The increase in general and administrative expenses was due to the stock option expense for Independent Directors, recognition of deferred compensation, and increased costs due to the acquisition of Mango Moi.

Income Taxes

We file a consolidated federal income tax return with our subsidiaries. The provision for income taxes is computed by applying statutory rates to income before taxes.

Deferred income taxes are recognized for the tax consequences in future years of temporary differences between the financial reporting and tax bases of assets and liabilities as of each period-end based on enacted tax laws and statutory rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. A 100% valuation allowance has been established on deferred tax assets for the period ending August 31, 2022 and February 28, 2022, due to the uncertainty of our ability to realize future taxable income.

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

Net (Loss) Income

We recorded a loss of $767,677 and $14,005 for the three months ended November 30, 2022, and 2021 respectively. We recorded a greater net loss during this period compared to the same quarter of the prior year due to an increased Operating Expenses during the period. We recorded a loss of $1,659,549 and $86,057 for the six months ended August 31, 2022, and 2021 respectively. We recorded a higher net loss for our second quarter ended August 31, 2022, compared to the previous quarter due to an increase in Operating Expenses.

Liquidity and Capital Resources

Our cash balance was $2,130 and $0 as of August 31, 2022, and 2021 respectively. We received $507,984 and $0 from the sale of shares of Common Stock for the six months ended August 31, 2022, and 2021 respectively. We presently are largely reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Chairman of the Board of Directors. However, we raised a total of $250,492 in net proceeds from Mast Hill Fund, LLC in convertible debt in the three months ended August 31, 2022 and $3,750 from the sale of Common Shares.

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

As of February 5, 2023, our management, with the participation of, and under the supervision of, our Chief Executive Officer and fractional Chief Financial Officer, evaluated the effectiveness of the design and the operation of our disclosure controls and procedures. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2022, due to the identification of a material weakness in the Company’s internal control over financial reporting as of August 31, 2022.

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

Changes in Internal Control over Financial Reporting

Since February 5, 2023, and in connection with the evaluation required by Rule 13a-15 under the Exchange Act as of August 31, 2022, the Company has made changes to its internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting, including those changes set forth under “—Remediation of Material Weakness.”

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