Form 10-K
period 2023-02-28
Better For You Wellness, Inc.
filed 2023-06-09
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number:
000-56262

BETTER FOR YOU WELLNESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2903933
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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
☐

The aggregate market value of the registrant’s common stock (based on the closing price as quoted of $.0305
on OTCQB on August 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $
11.74
million.
For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of
J
une

9
, 2023, there were 404,214,987 shares of Common Stock and
700,000
shares of Series A Preferred Stock issued and outstanding.

BETTER FOR YOU WELLNESS, INC.

FORM 10-K

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (
“
Annual Report
”
) includes statements of our expectations, intentions, plans and beliefs that constitute
“
forward-looking statements
”.
These forward-looking statements involve various risks and uncertainties. The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. The statements, other than statements of historical fact, included in this Annual Report are forward- looking statements. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “will,” “intend,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “potential,” or similar expressions. Factors which could cause results to differ include, but are not limited to: the impacts of the COVID-19 pandemic and other global economic disruptions on our business, including, among other things, disruptions to our supply chain, including, but not limited to, raw materials and freight costs, the availability of qualified labor, online sales, factory sales, retail sales and royalty and marketing fees, our liquidity, our cost cutting and capital preservation measures. Government regulations which we and our franchisees and licensees either are, or may be, subject to and which could cause results to differ from forward-looking statements include, but are not limited to: local, state and federal laws regarding health, sanitation, safety, building and fire codes, licensing, employment, manufacturing, packaging and distribution of food products and motor carriers. For a detailed discussion of the risks and uncertainties that may cause our actual results to differ from the forward-looking statements contained herein, please see the section entitled
“
Risk Factors
”
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

ii

EXPLANATORY NOTE REGARDING RESTATEMENT

General

In connection with the filing of its Form 10-K, BFYW corrected historical expense recognition related to the stock-based compensation for stock options and warrant issuance to MacRab LLC, standby equity agreement, for providing company with an option to sell up to $5,000,000 worth of our Common Stock. This restates the Company's previously issued consolidated financial statements for the year ended February 28, 2022. See Note 3, Restatement of Previously Issued Consolidated Financial Statements.

This Annual Report restates the following previously issued Consolidated Financial Statements, data, and related disclosures:

-
Our Consolidated Balance Sheet as of February 28, 2022 and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended February 28, 2022, located in Part II, Item 8 of this Annual Report;

-	Our management's discussion and analysis of financial condition and results of operations as of and for the years ended February 28, 2022 located in Part II, Item 7 of this Annual Report;

-
Our unaudited quarterly financial information for the quarterly periods ended May, 31 2022, August 31, 2022, and November 30, 2022, and for the quarterly periods ended November 30, 2021, located in Note 21.
Restatement of Previously Issued Interim Condensed Consolidated Financial Statements,
 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report;

-
Our management's discussion and analysis of financial condition and results of operations for the quarterly periods ended May, 31 2022, August 31, 2022, and November 30, 2022 and 2021, located in Part II, Item 7 of this Form 10-K.

We are restating the previously issued Consolidated Financial Statements, data, and related disclosures described above because, during the preparation of this Annual Report, we determined that the valuation of stock options granted to director’s dated September 30, 2021 based on Black–Scholes model of valuation was incorrectly calculated. After applying the revised valuation of stock options to our prior financial statements, we determined, for the periods indicated in this explanatory note, that the resulting changes to our financial statements, data, and related disclosures described above were material. Accordingly, we are filing these restatements to correct these material errors.

The financial information for the periods indicated above that are included in the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and earnings, press releases and similar communications issued prior to the filing of this Annual Report should not be relied on and are superseded by this Annual Report.

Impact of Restatement

As a result of restatement, the Company recorded additional non-cash stock-based compensation expense for stock options granted on September 30, 2021 and restated its consolidated financial statements for the year ended February 28, 2022 and each of the quarters during the years ended February 28, 2023 and 2022. The impact of these adjustments was an increase in net loss from continuing operations of $909,901 for the year ended February 28, 2022. We refer to the adjustments to correct the historical errors described above as the "Restatement Adjustments."

The restated quarterly unaudited financial information for the quarters and year-to-date periods described above is included in note 21 to our consolidated financial statements within this Form 10-K. As such, we have not amended, and do not intend to amend, previously filed Quarterly Reports on Form 10-Q.

Internal Control Considerations

Management determined that the restatement of our previously issued financial statements as described above indicates the existence of a material weakness in our internal control over financial reporting and that our internal control over financial reporting and disclosure controls and procedures were ineffective as of February 28, 2023. Management has created a plan of remediation to address the material weakness. See Item 9A in this Form 10-K for a further discussion of the material weakness in our internal control over financial reporting and plan of remediation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

Better For You Wellness, Inc. (we, us, our, the “Company” or the “Registrant”) was originally incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020. We are a sustainable brands and services company headquartered in Columbus, Ohio. We are building and evaluating opportunities targeting six goals-based wellness categories within the rapidly growing wellness industry to create a leading global wellness conglomerate.

The Company’s head office is located at 1349 East Broad Street, Columbus, OH 43205.

Business Overview

The Company’s dual buy-and-build model comprises building brands and companies organically as well as exploring and evaluating various opportunities in the plant-based and science-focused food and beverage and consumer packaged goods sectors, including but not limited to, mergers, acquisitions, or business combination transactions.

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

We believe wellness consumers purchase with intention and seek out the brands and products that improve their quality of life. Furthermore, wellness consumers pursue these six goals-based dimensions of wellness, and Management is positioning the Company to capitalize on this demand. With skin being humans’ largest organ, we have initially prioritized skincare and haircare to help wellness consumers look and feel better with clean and natural products. We intend to expand into additional wellness categories with functional foods, beverages, supplements, and more.

Our management team brings deep expertise in heavily regulated industries, operating, brand identity, genetics, and services, and raising capital to the public market. We seek synergistic and complementary mergers and acquisition opportunities, implementing operational efficiencies to eliminate duplicative measures and centralize administrative operations to achieve more significant revenues and profitability. Additionally, we expect to leverage our network of retail relationships and acquire and manage brands and services cultivated in the beauty and wellness industry to secure sales with major retailers in the United States and globally.

Our management team monitors a variety of trends and factors that follow which could impact our operating performance.

Revenue Strategy

Our revenue growth strategy follows a dual buy-and-build model in which we acquire brands and related infrastructure and develop brands and related infrastructure in-house. In addition to scaling the Company’s wholly-owned subsidiary, Glow Market LLC, which currently owns and operates our Better Suds soap brand, we have acquired Mango Moi LLC and have begun to reformulate and re-package the brands (the resetting) to be more cost-effective and commercially scaled to increase profitability. Further, we have executed non-binding letters of intent to acquire companies within the natural supplement and functional beverage sectors. The closing of these respective transactions are dependent on numerous factors including but not limited to satisfactory completion of due diligence, capital constraints, and more.

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

Commodities

In the future, our profitability could depend on our ability to anticipate and react to raw material costs, among other things. Raw materials can be sourced from various parts of the globe, and the prices of raw goods are subject to many factors beyond our control. These factors include variables in the farming businesses (including crop degradation due to adverse weather conditions, natural disasters, and pestilence), the size and number of growers who produce crops, changes in national or world economic conditions, political events, tariffs, trade wars, or other events.

Employees

As of February 28, 2023, we presently have six employees including our management, 4 full-time employees, Mr. Ian James, who was appointed as the Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors; Mr. Stephen Letourneau, who was appointed as the Chief Branding Officer, and Director, and Mr. Jacob Ellman, who was appointed as the Chief Business Development Officer and Mark Hamlin, the principal accounting officer. The Company has a part-time employee, who manages product fulfillment and fractional CFO Dr. Pratibha Chaurasia.

Available Information

The Internet address of our website is
www.bfyw.com
.

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

The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:
(a)	Target is focused in the plant-based and science based food and beverage and consumer packaged goods sectors;

(b)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(c)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(d)	Strength and diversity of management, either in place or scheduled for recruitment;

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

Corporate History

Company Overview

Better For You Wellness, Inc. (we, us, our, the “Company” or the “Registrant”), was initially incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020. The Company has two wholly owned subsidiaries: Glow Market LLC, an Ohio Limited Liability Company, to build and operate digitally native, mission-driven brands within the clean beauty sector in multiple consumer product categories. In December 2021, Glow Market LLC launched its first brand, Better Suds, an impact-driven brand that sells cruelty-free natural soap.   In May 2022, the Company acquired its second wholly owned subsidiary, Mango Moi, LLC, a natural skincare and body care product line with naturally clean ingredients to soothe dry skin, eczema, psoriasis, and cracked skin.

The Company seeks to acquire The Ideation Lab, LLC, a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry since 2020.  The Ideation Lab Garrett and Emmett’s Pet Treats, a pet lifestyle brand, E.J. Well Co, a women’s wellness brand (natural supplements), and others.

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

We began trading under the symbol BFYW on OTC Markets Pink Tier in September 2021, and applied to the OTC Markets Group to up-list its Common Stock for trading on the OTC Markets Venture Market, or the OTCQB. In February 2022, the Company began trading on OTCQB.

Independent Board of Directors

On August 27, 2021, Montel Williams, Joseph J. Watson, Leslie Bumgarner, David H. Deming, and Dr. Nicola Finley were appointed by our Board of Directors to serve as Independent Directors of the Company. On January 1, 2022, Christina Jefferson was appointed to fill the vacancy left by outgoing Director Leslie Bumgarner, whose resignation was not the result of any disagreement with the Company on any matter relating to its operations, policies, or practices. Each Director agreed to serve a two-year term. In October 2021, an Audit Committee was seated with Mr. Deming, Mr. Watson, and Mr. Williams as its members. Mr. Deming was elected its Chair.  Dr. Finley resigned as a Director of the Company effective June 2022 due to time constraints and professional bandwidth, and she was replaced temporarily by Mellise Gelula, who, in August 2022, notified the Board that she was unable to commit to the director role and its requirements but would remain a member of the Company's Strategic Advisory Committee. The vacant Board of Director seat remains unfilled. Also, in October 2021, A Compensation Committee was seated with Ms. Leslie Bumgarner, Mr. Watson, and Mr. Williams as its members. Mr. Watson was elected its Chair, and in February 2022, Ms. Jefferson was appointed to fill the vacancy left by Ms. Bumgarner’s resignation.

Executive Officers and Board of Directors

On February 28, 2023, our executive officers and directors included the following:

Name	Age	Position
Ian James	57	Chairman of the Board, and Chief Executive Officer
Stephen Letourneau	47	Chief Branding Officer, Director
Jacob Ellman	29	Chief Business Development Officer
Dr. Pratibha Chaurasia	47	Fractional Chief Finance Officer
Montel Williams	66	Director
Joseph J. Watson	57	Director, Compensation Committee Chair and Corporate Secretary
David H. Deming	70	Director, Audit Committee Chair
Christina Jefferson	43	Director

In January
2023, the Company appointed Dr. Pratibha Chaurasia, CPA, CA, Ph.D.
as Fractional Financial Officer (“CFO”).

Strategic Advisory Board

On February 5, 2022, our Board of Directors unanimously approved the establishment of a Strategic Advisory Committee tasked with providing acceleration, reach, and guidance to enhance the Company’s value proposition and portfolio. Our Board of Directors unanimously appointed six initial Committee Members, including David King, Laurie Racine, Zhiping Zhang, Melisse   Gelula, Christopher Brown, and Kate Hendrickson.

The Company’s main office is located at 1349 East Broad Street, Columbus OH 43205. The Company has elected February 28th as its year end.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all exhibits and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are available free of charge via our website (www.bfyw.com) as soon as reasonably practicable after they are filed with, or furnished, to the SEC. The foregoing reports are also publicly available at the SEC’s website: www.sec.gov/edgar.

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

The Company anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder approval. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is approved by Board action alone, by written consent or by holding a stockholders’ meeting, the Company will provide to its stockholder’s complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders’ meeting is held, or by an information statement if the action is taken by written consent.

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

As of February 28, 2023, we presently have six employees including our management,
4
full-time employees, Mr. Ian James, who was appointed as the Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors; Mr. Stephen Letourneau, who was appointed as the Chief Branding Officer, and Director, , and Mr. Jacob Ellman, who was appointed as the Chief Business Development Officer and Mark Hamlin, the principal accounting officer. The Company has a part-time employee, who manages product fulfillment and fractional CFO Dr. Pratibha Chaurasia.

Our Chairman of the Board of Directors and Chief Executive Officer is engaged in outside business activities and anticipates that he will devote approximately
forty (40) hours per week. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Furthermore, the analysis of new business opportunities will be undertaken by or under the supervision of Ian James, the sole officer and director of the Company, who is not a professional business analyst and, in all likelihood, will not be experienced in matters relating  to the target business opportunity. The inexperience of Mr. James and the fact that the analysis and evaluation of a potential business combination is to be taken under his supervision may adversely impact the Company’s ability to identify and consummate a successful business combination. There is no guarantee that Mr. James will be able to identify a business combination target that is suitable for the Company. Ian James, the Chairman of the Board of Directors and sole officer, may hire third parties to conduct an analysis for a target company or any other business opportunities.

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

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

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

We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). The SEC makes available free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports, proxy and information statements and other information that can be accessed, free of charge, at
www.sec
.g
ov
.
The contents of our website are not incorporated into, and should not be considered a part of, this Annual Report.

Item 1A. RISK FACTORS

Risks Related to Our Company, Business and Industry

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern
.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of the financial statements for the Company included elsewhere in this report. We have incurred significant operating losses since inception. Because we do not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, we will need to raise additional funds and are currently exploring alternative sources of financing. On February 28, 2023, we had an accumulated deficit of $6,075,601. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our continuation as a going concern is dependent upon the ability to raise financing from third parties and generating revenues from operations. There is no assurance that we will be successful in doing so. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The commercial success of our products and services is dependent, in part, on factors outside our control
.

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

Our common stock is currently traded on the OTCQB, which is not a national securities exchange. Most institutional investors will only purchase securities which trade on one of the markets operated by the Nasdaq Stock Market or the New York Stock Exchange. As a result, the OTCQB is generally less liquid than the leading stock exchanges. While the market for our common stock has been relatively active, we believe our failure to be listed on a leading national securities exchange has reduced our liquidity. We cannot assure you that our recent liquidity will be maintained or that investors will not encounter difficulties in selling their common stock in the future at present levels or if the absence of sufficient liquidity will harm our shareholders in the future.

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

Investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 500,000,000 shares of common stock. We anticipate that all or at least some, or potentially all, of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES

The Company’s main office is at 1349 East Broad Street, Columbus, OH 43205. The property in which the main office is located was owned by a limited liability company which was 50% owned by Ian James and 50% owned by Stephen Letourneau as of February 28, 2023. In March 2023, the property in which the principal office is located was sold.

ITEM 3. LEGAL PROCEEDINGS

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT
’
S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 700,000,000 shares of capital stock, of which 500,000,000 are shares of Common Stock and 200,000,000 are shares of Preferred Stock. As of the date of filing this Form 10-K 404,214,987 shares of Common Stock and 700,000 shares of Preferred Stock were issued and outstanding and the Company had two preferred stockholders of record.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of stockholders of the Company. All stockholders are entitled to share equally in dividends, if any, as may be declared from time to time by the Company’s board of directors out of funds legally available. In the event of liquidation, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities. The stockholders do not have cumulative or preemptive rights.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power, or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that the Company will not do so in the future.

Holders

On June 9, 2023, there were approximately 167 record holders of our common stock. We believe that there are significantly more beneficial owners of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

Aside from the Stock Options related to the Board of Directors Agreements, the  Company has not authorized any securities for issuance under an equity incentive plan.

Performance Graph

As a smaller reporting company, we are not required to provide the information required by this Item

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto, included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those contained in or implied by any forward-looking statements. See
“
Cautionary Note Regarding Forward-Looking Statements.
”
Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A.
“
Risk Factors.
”

As discussed in Item 8. Financial Statements and Supplementary Data, in Note 3. Restatement of Previously Issued Financial Statements, we have restated our previously issued audited Consolidated Financial Statements as of February 28, 2022, and our unaudited quarterly financial information for the quarterly periods ended May 31, August 31 and November 30, 2022 and 2021. Accordingly, Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised for the effects of the restatement.

Business Overview
Through our dual buy and build business model, we evaluate the wellness industry in the following six goals-based categories:

●	Better Health

●	Better Fitness

●	Better Nutrition

●	Better Appearance

●	Better Sleep

●	Better Mindfulness
As an early-stage company, our Company generated $11,414 and $1,517 in revenue for the twelve months ended February 28, 2023 and 2022 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

We believe wellness consumers purchase with intention and seek out the brands and products that improve their quality of life. Furthermore, wellness consumers pursue these six goals-based dimensions of wellness and are positioning the Company to capitalize on this demand. With skin being humans’ largest organ, we have initially prioritized skincare and haircare to help wellness consumers look and feel better with clean and natural products. We intend to expand into additional wellness categories with functional foods, beverages, supplements, and more.

We have begun reformulating and repackaging Mango Moi and Better Suds to position the brands for a more significant masstige consumer by making them prestigious, cost-effective, and profitable.

We intend to close the Letters of Intent (LOI) this summer to purchase The Ideation Lab and its functional beverage line, The Jordre Well and Stephen James Curated Coffee Collection, which expects to expand sales with bakeries, boutiques, and retailers, with a national grocer this Summer, as well as with functional foods, supplements, functional pet treats, and more. Closing these LOIs is projected to increase Shareholder Value and position the Company for additional development of a Men’s Skin Care line, a Luxe skincare line focused on cellular turnover, and further position the Company to seek synergistic acquisitions, including brands, manufacturing, and distribution.

Our management team monitors a variety of trends and factors that follow which could impact our operating performance. As an early-stage company, the Company has relatively few transactions to date.

Revenue Strategy

Our revenue growth strategy follows a dual buy-and-build model in which we acquire and develop in-house brands and related infrastructure. In addition to scaling the Company’s wholly-owned subsidiary, Glow Market LLC, which currently owns and operates our Better Suds soap brand, we acquired Mango Moi, a natural skin and haircare line.

To further develop Better Suds and Mango Moi into masstige brands, we have begun to reformulate and re-package the brands (the resetting) to be more cost-effective and commercially scaled to increase profitability. We began the resetting of Mango Moi in late Fiscal Year 2023 and expect to finalize the reset of the brands to make them cash flow neutral as soon as the following Fiscal Year and project profitability the following Fiscal Year as we aim to sell through to larger commercial venues, direct-to-consumer online, and through to subscription box sales.

We have a planned collaboration between Mango Moi and Better Suds, allowing the clean body, face, hair, and hand wash to interact with skin and hair care products.

The Company also has designs to develop a Men’s Skin Care brand and a Premium Luxe Skin Care Line.  The Company would have personal care products for men and women at various price points and the ability to develop collaborations.. The Men’s Skin Care Line and Premium Luxe Skin Care line are expected to launch in late Fiscal Year 2024.

In early Fiscal Year 24, the Company expects to finalize the acquisition of The Ideation Lab with its brand incubation, including supplemental brand EJ Wellco and functional pet treat line, Garrett & Emmett’s Pet Treats, and logistics and Human Resources units. Additionally, the Company expects to close its acquisition of the The Jordre Well, operating within the Functional Beverage category. The Jordre Well acquisition would include the premium coffee line, Stephen James Curated Coffee Collection (SJCCC), which is sold on Amazon, direct-to-consumers, and a growing number of bakeries/boutiques and retailers. SJCCC is in discussion with national grocers, retailers, hotels, and resorts. As a brand, SJCCC provides whole and ground beans in Light roast from Zambia, Medium roast from Brazil, Dark roast from Papua New Guinea, 100% Arabica Bean Swiss Water Process Decaf, and Hemp infused Sumatra Coffee. Because the coffee lines are curated from coffee beans worldwide, the Company will seek to find similar and complimentary coffee with similar taste notes for premium coffee consumers.

SJCCC is producing and selling its Nitro Cold Brew this summer. It will begin selling K-cup-style and Nespresso-style individual serving pods for retail consumers and amenity sales at hotels and resorts. SJCCC sales are projected to be cashflow neutral through 2024, then achieve cashflow positivity the following Fiscal Year.

The Company is exploring developing and acquiring several Purchasing Channels to cross-pollinate its portfolio of wellness brands with unrelated wellness brands via interactive self-serve kiosks, monthly subscription box sales, and clinic sales.

Market Opportunity

Our goal continues to become a going concern through the expansion of Personal Care, Functional Beverages, Purchasing Channels, Functional Foods, and Supplementals. These are in tandem with our strategic plans to up-list on NASDAQ/NYSE organically or via merger.  We believe our innovative wellness-related offerings converge with wellness consumer trends and demands for “Better-For-You” brands and products that satisfy a variety of pricing points. We expect consumer trends toward the adoption of these healthier lifestyles to continue trade wars or other events.

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling, General, and Administrative  (“SG&A”) and shared based expenses. The Company engaged Anthony L.G., PLLC as legal counsel to be consulted on a case-by-case basis as necessary for corporate legal services. Legal services were the single largest category of expenditure of the fiscal year. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. To ensure continued financial regulatory compliance, GBQ Partners, LLC remains the Company’s Auditor. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as BFYW’s OTCQB listing fees, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.

Systems and Controls

As an early-stage company, the Company has very few transactions to date. The Company’s Board of Directors consists of 6 members,
4 of which are non-executive independent directors. The Board of Directors reviews transactions, and the CEO signs off on transactions. The Company is developing revenue recognition processes and procedures for the business, including revenue streams, point of performance obligation discharged, etc., to comply with applicable State, Provincial, Federal, and International Laws and Regulations.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Pursuant to Note 2 – Summary of Significant Accounting Policies, the consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

The Company has applied ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of February 28, 2023, the Company had no deferred revenues.

Going Concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	February 28, 2023	February 28, 2022	Increase/ (Decrease)%
Merchandise sales	$11,414	$1,517	$9,897	652.41%
Cost of goods sold	18,409	733	17,676	2411.46%
Gross profit/(loss)	(6,995)	784	(7,779)	(992.22)%
Operating expenses	3,336,041	2,544,025	792,016	31.13%
Net loss	(3,527,425)	(2,543,241)	(984,184)	38.70%
Cash flow- Operating Activities	(817,755)	(308,022)	(509,733)	165.19%

Revenues

The Company generated $11,414 and $1,517 in revenues for our fiscal year end of February 28, 2023 and 2022, respectively. The increase in revenues is due to its wholly-owned subsidiary Mango Moi, by sale of hair and skin care products.

Cost of Goods Sold

We recorded $18,409 and $733 for Cost of Goods Sold for our fiscal year end of February 28, 2023 and 2022, respectively. The increase in Cost of Goods Sold was related to Mango Moi hair and skin care products.

Gross Profit

We recorded $6,995 and $784 in negative Gross Profit and Gross Profit for our fiscal year end of February 28, 2023 and 2022, respectively.

Operating Expenses

We recorded $3,336,041 and $2,544,025 in Operating Expenses for our fiscal year end of February 28, 2023 and 2022, respectively. We incurred substantially higher Operating Expenses for our fiscal year ended February 28, 2023 compared to the prior fiscal year due to contemplated acquisition transactions, legal fees, due diligence costs, accounting, travel, and consultants’ related expenses.

Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of February 28, 2023, the Company has incurred a net loss of approximately $3,527,425 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $740,759 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2023, we have completed only three taxable fiscal years.

Net Loss

We recorded a net loss of $3,527,425 and $2,543,241 for our fiscal year end of February 28, 2023, and 2022, respectively. We recorded a substantially higher net loss for our fiscal year ended February 28, 2023, compared to the prior fiscal year due to an increase in Operating Expenses.

Cash flow

For the twelve months ended February 28, 2023, and 2022, we had negative cash flows from operating activities in the amount of $817,775 and $308,022, respectively, due to increased Operating Expenses.

RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

Results of Operations Comparative Results for the Three Months Ended May 31, 2022 and 2021:

The following table sets forth restatement of condensed statement of operations for the period ended May 31, 2022 and 2021:

	Three Months Ended May 31,
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
	2022	2022	2022	2021	2021	2021
Merchandise sales	$306	$—	$306	$—	$—	$—
Cost of goods sold	6,069	—	6,069	—	—	—
Gross profit/(loss)	(5,763)	—	(5,763)	—	—	—
Operating expenses	881,045	84,263	965,308	72,051	—	72,051
Net loss	$(891,872)	$(84,263)	$(976,135)	$(72,051)	$—	$(72,051)

Revenues

The company generated $306 and $0 for the three months ended May 31, 2022, and 2021, respectively, an increase of $306. The increase was due to merchandise sales. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods (“CPG”) sectors, including but not limited to mergers, acquisitions, or business combination transactions.

Cost of Goods Sold

We recorded $6,069 and $0 for Cost of Goods Sold for the three-months ended May 31, 2022, and 2021, respectively, an increase of $6,069. The increase in Cost of Goods Sold was due to increased product development of inventory.

Gross Profit and Gross Margin

We recorded negative $5,763 and $0 in Gross Profit for the three months ended May 31, 2022, and 2021, respectively, a decrease of $5,763. We recorded a lower Gross Profit for the three months that ended May 31, 2022, compared to the first quarter of the prior year due to an increase in the Cost of Goods and a decrease in merchandise sales due to a decrease in marketing.

Operating Expenses

We recorded $965,308 and $72,051 in Operating Expenses for the three months ended May 31, 2022, and 2021 respectively. We incurred substantially higher Operating Expenses for the three months ended May 31, 2022, compared to the prior year’s first quarter due to contemplated acquisition transactions, legal fees, due diligence costs, accounting, travel, and consultants. The primary reason for the increase in operating expenses is an increase of approximately $768,313 in share-based expenses and approximately $196,995 in general and administrative expenses.

Results of Operations Comparative Results for the three Months Ended August 31, 2022 and 2021:

The following table sets forth restatement of condensed statement of operations for the period ended August 31, 2022 and 2021:

	Three Months Ended August 31,
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
	2022	2022	2022	2021	2021	2021
Merchandise sales	$1,716	$—	$1,716	$—	$—	$—
Cost of goods	3,489	—	3,489	—	—	—
Gross profit/lo ss	(1,772)	—	(1,772)	—	—	—
Operating expenses	747,925	(74,862)	673,063	14,005	—	14,005
Net loss	$(767,677)	$74,862	$(692,815)	$(14,005)	$—	$(14,005)

Revenues

The company generated $1,716 and $0 for the three months ended August 31, 2022, and 2021 respectively, an increase of $1,716. The increase was due to the Company having sales from its Mango Moi operation. The company generated $2,022 and $0 for the six months ended August 31, 2022, and 2021 respectively, an increase of $2,022. The increase was due to the Company having sales from its Mango Moi operation. The Company’s current business plan is to explore and evaluate various business opportunities in the plant-based food, beverage, and consumer packaged goods (“CPG”) sectors including but not limited to mergers, acquisitions, or business combination transactions.

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

Operating Expenses

We recorded $673,063 and $14,005 in Operating Expenses for the three months ended August 31, 2022, and 2021 respectively. We recorded $1,638,371 and $86,057 in Operating Expenses for the six months ended August 31, 2022, and 2021 respectively.

We incurred $659,058 in higher Operating Expenses for the three months ended August 31, 2022, due to approximately $227,619 in share-based expenses and approximately $446,262 in general and administrative expenses. For the six months ended August 31, 2022, we incurred $1,533,132 in higher Operating Expenses due to approximately $918,932 in share-based expenses and approximately $643,257 in general and administrative expenses. The increase in general and administrative expenses was due to the stock option expense for Independent Directors, recognition of deferred compensation, and increased costs due to the acquisition of Mango Moi.

Results of Operations Comparative Results for the Three Months Ended November 30, 2023 and 2022:

The following table sets forth restatement of condensed statement of operations for the period ended November 30, 2022 and 2021:
	Three Months Ended November 30,
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
	2022	2022	2022	2021	2021	2021
Merchandise sales	$6,986	$—	$6,986	$—	$—	$—
Cost of goods sold	5,823	—	5,823	—	—	—
Gross profit/(loss)	1,163	—	1,163	—	—	—
Operating expenses	605,163	129,755	734,918	1,066,097	660,226	1,726,323
Net loss	$(639,935)	$(129,755)	$(769,690)	$(1,066,097)	$(660,226)	$(1,726,323)

Revenues

The company generated $6,986 and $0 for the three months ended November 30, 2022, and 2021 respectively, an increase of $6,986. The company generated $9,008 and $0 for the nine months ended November 30, 2022, and 2021 respectively, an increase of $9,008. The increase was due to the Company having sales from its Mango Moi operation.

Cost of Goods Sold

We recorded $5,823 and $0 for Cost of Goods Sold for the three months ended November 30, 2022, and 2021 respectively, an increase of $5,823. We recorded $15,381 and $0 for Cost of Goods Sold for the nine months ended November 30, 2022, and 2021 respectively, an increase of $15,381.

Gross Profit and Gross Margin

We recorded $1,163 and $0 in Gross Profit for the three months ended November 30, 2022, and 2021 respectively, an increase of $1,163. The increase was due to the increase in sales and the streamlining of manufacturing. We recorded a negative $6,373 and $0 in Gross Profit for the nine months ended November 30, 2022, and 2021 respectively, a decrease of $6,373. The decrease was due to the reformulating and reconfiguring Mango Moi production over the period.

Operating Expenses

We recorded $734,918 and $1,726,323 in Operating Expenses for the three months ended November 30, 2022, and 2021 respectively. We recorded $2,305,290 and $1,469,082 in Operating Expenses for the nine months ended November 30, 2022, and 2021 respectively.

We incurred $331,179 in lower Operating Expenses for the three months ended November 30, 2022 due to approximately $457,174 in share-based expenses, and approximately $208,927 in general and administrative expenses, compared to $1,458,415 and $267,908 in share-based expenses, and general administrative expenses, respectively, for the three months ended November 30, 2021. The decrease in general expenses and administrative expenses was due to reduced stock option expenses for Independent Directors with the vacancy of one Independent Board member, and reduction in legal fees, marketing expenses, membership subscriptions, licenses, and software and applications.

Liquidity and Capital Resources

Our cash balance at February 28, 2023 and 2022, was $13,773 and $9,642 respectively. We received $3,750 and $68,000 from the sale of shares of Common Stock for the twelve months ended February 28, 2023, and 2022 respectively. We are presently reliant on capital contributions toward expenses from Mr. Ian James, the Company’s Chief Executive Officer, President, Treasurer,  and Chairman of the Board of Directors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Better For You Wellness, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Better For You Wellness, Inc. (the “Company”) as of February 28, 2023, the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended February 28, 2023, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our
audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Other
Matter

The consolidated financial statements of the Company for the year ended February 28, 2022, before the restatement described in Note 3, were audited by another auditor whose report was dated June 15, 2022 expressed an unmodified opinion on those statements.

As
part of our audit of the February 28, 2023 consolidated financial statements, we also audited the adjustments described in Note 3 that were applied to restate the February 28, 2022 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the February 28, 2022 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly we do not express an opinion or any other form of assurance on the February 28, 2022 consolidated financial statements as a whole.

/s/GBQ Partners LLC
We have served as the Company’s auditor since 2022.
Columbus, Ohio
June 9 , 2023

Report of Independent Registered Public Accounting Firm (BF Borgers CPA PC) PCAOB ID No. 5041

Report
of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Better For You Wellness, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of
Better For You Wellness, Inc.
as of February 28, 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We served as the Company's auditor from 2020 to 2022

Lakewood, CO

June 15, 2022, except for the effects on the financial statements of the restatement described in Note 3, as to which the date is June 2, 2023

BETTER FOR YOU WELLNESS, INC.
FKA FAST TRACK SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)
	FEBRUARY 28,	A S R ESTATED FEBRUARY 28,
	2023	2022
ASSETS
Current a sset s :
Cash and c ash equivalents	$13,773	$9,642
Accounts r eceivable	1,460	—
Prepaid e xpenses	18,493	—
Inventory	979	—
Total c urrent assets	34,705	9,642
Equipment, net	1,547	—
Goodwill	583,484	—
Total assets	$619,736	$9,642
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current l iabilities:
Accounts p ayable	$391,553	$375,408
Deferred c ompensation	379,759	—
Notes p ayable- r elated p arty	293,000	—
Accrued i nterest	60,243	—
Convertible n otes p ayable , net of discount	594,804	—
Total c urrent l iabilities	1,719,359	375,408
Long- t erm l iabilities
Notes p ayable - Pay p al Capital	2,103	—
Notes p ayable Shopify Capital	121	—
Total long-term liabilities	2,224	—
Total l iabilities	1,721,583	375,408

Commitments and c ontingencies (Note 19)

STOCKHOLDERS' DEFICIT:
Preferred stock ($.0001 par value, 200,000,000 shares authorized; 700,000 shares issued and outstanding as of February 28, 2023 and February 28, 2022)	70	70
Common stock ($.0001 par value, 500,000,000 shares authorized, 404,014,987 and 370,747,042 issued and outstanding as of February 28, 2023 and February 28, 2022, respectively)	40,403	37,075
Additional p aid in c apital	4,933,281	2,395,265	*
Shares c ancel l able	—	(250,000)
Accumulated d eficit	(6,075,601)	(2,548,176	)*
Total stockholders' deficit	(1,101,847)	(365,766)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$619,736	$9,642
The accompanying notes are an integral part of these audited consolidated financial statements.

* This Company restated the previously issued consolidated financial statements for the year ended February 28, 2022. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for additional information.

BETTER FOR YOU WELLNESS, INC.
FKA FAST TRACK SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED FEBRUARY 28,
		A S R ESTATED
	2023	2022
Revenue
Merchandise s ales	$11,414	$1,517
Cost of g oods s old	18,409	733
Gross p rofit (loss)	(6,995)	784
Operating e xpenses
Share b ased e xpenses	2,121,213	2,066,035*
Selling, g eneral and a dministrative	1,214,828	477,990
Total o perating e xpenses	3,336,041	2,544,025

Operating l oss	(3,343,036)	(2,543,241)

Other e xpense
Interest e xpense	(184,389)	—
Total o ther e xpense	(184,389)	—

Net l oss	$(3,527,425)	$(2,543,241)

Net l oss per c ommon s hares o utstanding – b asic and d iluted	$(0.01)	$(0.01)

Weighted a verage c ommon s hares o utstanding – b asic and d iluted	392,643,105	332,388,619

The accompanying notes are an integral part of these audited consolidated financial statements.

* This Company restated the previously issued consolidated financial statements for the year ended February 28, 2022. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for additional information.

BETTER FOR YOU WELLNESS, INC.
FKA FAST TRACK SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE YEAR ENDED FEBRUARY 28, 2023 AND 2022

	Common Shares		Class A Preferred Shares		Additional Paid- In	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Cancel l able	Deficit		Total

Balances, F ebruary 28, 2021	—	$—	—	$—	$1,185	—	$(4,935)		$(3,750)

Common s hares i ssued after r eorganization	359,996,332	36,000	—	—	(36,000)	—	—		—

Preferred s hares i ssued after r eorganization for s ervices to the c ompany	—	—	700,000	70	69,930	—	—		70,000

Common s hares i ssued for s ervices	3,152,740	315	—	—	553,928	—	—		554,243

Common s hares s old	7,597,970	760	—	—	317,240	(250,000)	—		68,000

Cash p aid for s ubscription p ayable	—	—	—	—	40,248	—	—		40,248

Stock o ption e xpense	—	—	—	—	1,441,793	—	—		1,441,793

Expenses p aid on b ehalf of the c ompany and c ontributed to c apital	—	—	—	—	6,941	—	—		6,941

Net loss	—	—	—	—	—	—	(2,543,241)		(2,543,241)

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$2,395,265*	$(250,000)	$(2,548,176	) *	$(365,766)

Common s hares c ancel l ed and returned to the c ompany	(7,048,873)	(705)	—	—	(249,295)	250,000	—		—

Common s hares i ssued for c ash	355,282	36	—	—	3,714	—	—		3,750

Common s hares i ssued for s ervices to the c o mpany	25,513,999	2,552	—	—	831,569	—	—		834,121

Common s hares i ssued for p urchase of Mango Moi	11,000,000	1,100	—	—	548,900	—	—		550,000

Stock o ption e xpense	—	—	—	—	1,241,373	—	—		1,241,373

Warrant i ssuance	—	—	—	—	30,702	—	—		30,702

Debt f orgiveness	—	—	—	—	49,686	—	—		49,686

Common s hares i ssued for n otes p ayable e xtension	2,686,667	269	—	—	63,943	—	—		64,212

Common s hares i ssued for d ebt s ettlement s ubsidiary	760,870	76	—	—	17,424	—	—		17,500

Net l oss	—	—	—	—	—	—	(3,527,425)		(3,527,425)

Balance February 28,2023	404,014,987	$40,403	700,000	$70	$4,933,281	$—	$(6,075,601)		$(1,101,847)
The accompanying notes are an integral part of these audited consolidated financial statements.

* This Company restated the previously issued consolidated financial statements for the year ended February 28, 2022. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for additional information.

BETTER FOR YOU WELLNESS, INC.
FKA FAST TRACK SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Audited)

	FOR THE YEAR ENDED FEBRUARY 28,
	2023	AS RESTATED 2022
Cash Flows from Operating Activities:
Net l oss	$(3,527,425)	$(2,543,241)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,121,213	2,066,035 *
Amortization of debt issuance costs	72,478
Amortization of debt discount	51,667	—
Depreciation	776	—
Changes in Operating Assets and Liabilities:
Accounts r eceivable	(1,460)	—
Inventory	12,127	—
Accounts p ayable	15,422	169,184
Accrued i nterest	60,243	—
Deferred c ompensation	379,759	—
Other c urrent l iabilities	(2,555)	—
Net Cash Used in Operating Activities	(817,755)	(308,022)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	(6,087)	—
Purchases of property and equipment	(2,323)	—
Net Cash Used in Investing Activities	(8,410)	—

Cash Flows from Financing Activities:
Payment of d ebt i ssuance c ost	(56,640)	—
Proceeds from c onvertible loan, net of original issue discount	558,000	—
Notes p ayable- r elated p arty	275,500	202,475
Common s tock i ssuance	3,750	108,248
Expenses c ontributed to c apital	49,686	6,941
Net Cash Flows from Financing Activities	830,296	317,664

Net increase/(decrease) in cash	4,131	9,642
Cash at b eginning of the y ear:	9,642	—
Cash at e nd of the y ear:	$13,773	$9,642

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Common stock issued for acquisition	$550,000	$—
Common stock issued to settle liability	17,500	—
Warrants issued and extended for common stock issuance costs	30,702	—
Discount on Notes Payable for Warrants	$25,197	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

* This Company restated the previously issued consolidated financial statements for the year ended February 28, 2022. See Note 3, Restatement of Previously Issued Consolidated Financial Statements for additional information

Better For You Wellness, Inc.
FKA Fast Track Solutions, Inc.
Notes to Audited Consolidated Financial Statements

Note 1 - Organization and Description of Business

Better For You Wellness, Inc. (we, us, our, the “Company” or the “Registrant”) was initially incorporated with the name Fast Track Solutions, Inc. in the State of Nevada on December 1, 2020. A plant-based, science-focused wellness consumer packaged goods and sustainable services Company evaluating opportunities targeting six goals-based wellness categories within the rapidly growing wellness industry to create a leading global wellness conglomerate.

The Company’s current business plan is to explore and evaluate various opportunities in the plant-based skincare, personal care, food and beverage, natural supplement and consumer packaged goods and services sectors.

The Company acquired Mango Moi, a natural skincare company in May 2022 and intends to optimize Mango Moi’s product formulae and packaging, as well as secure new manufacturing relationships to scale production capacity. Additionally, the Company plans to expand Mango Moi’s product offerings to include additional products and product bundles. Furthermore, the Company intends to grow sales through direct-to-consumer marketing efforts, subscription box sales, and pursuing wholesale sales relationships.

The
Company intends to acquire The Ideation Lab, LLC and its functional beverage division, The Jordre Well. The Ideation Lab is a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand, E.J. Well Co, a women’s wellness brand, and others. The Jordre Well is a functional beverage company that is 49% owned by Coffee Holding Co., Inc. (NASDAQ: JVA), a leading integrated wholesale coffee roaster and dealer in the United States. Earlier this week, The Jordre Well announced its portfolio of products from Stephen James Curated Coffee Collection (“SJCCC”), the Company’s premium coffee brand, which is now being sold through Amazon.com and is in discussion with major national retailers. The e-commerce giant carries 8 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe. Additionally, the deal contemplates Coffee Holding Company continuing its global purchase of coffee beans, manufacturing, distribution, and licensure of its Cafe Caribe and Harmony Bay to The Jordre Well for Hemp infusion.

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly owned subsidiar ies
, Mango Moi and Glow Markets, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the bad debt allowance, sales returns, fair values of financial instruments, equity investments, stock-based compensation
,
 goodwill, useful lives of property and equipment, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash at February 28, 2023 and February 28, 2022 were $13,773 and $9,642, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents
, and accounts receivable. As of February 28, 2023 and 2022, the Company’s cash were held by financial institutions that management believes have acceptable credit. Accounts receivable are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

Business Combinations

The Company includes the results of operations of the businesses that are acquired as of the acquisition date. The Company allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.

Goodwill

The Company accounts for goodwill in accordance with ASC 350. ASC 350 requires that goodwill with indefinite useful lives no longer be amortized, but instead be evaluated for impairment at least annually. In accordance with ASC 350, goodwill is allocated to reporting units. On an annual basis and more frequently based on triggering events, as of February 28 of each year, management reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more-likely-than-not that the fair value of a reporting unit is less than it carrying amount. If it is determined that it is more-likely-than-not that the fair value of a reporting unit is less than it carrying amount, goodwill is further tested for impairment by comparing the carrying amount to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.

Application of goodwill impairment tests requires significant management judgment, including the identification of reporting units, assigning assets, liabilities and goodwill to reporting units and determination of fair value of each reporting unit. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates, and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of related assets (three to five years).

Accounts Receivable, net

Accounts receivable are recognized at invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company reviews its allowance for doubtful accounts on an ongoing basis. In establishing the required allowance, management considers any historical losses, the customer’s financial condition, the accounts receivable aging, and the customer’s payment patterns. After all attempts to collect a receivable have failed and the potential for recovery is remote, the receivable is written off against the allowance.

Inventory

Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.

Better Suds manufactures only what it sells in a drop ship business model, therefore the Company had $0 in inventory as of February 28, 2022. With the acquisition of Mango Moi in May 2022, the Company acquired an inventory of $979  as of February 28.

Revenue
R
ecognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to performance obligations
Step 5: Recognize revenue when the entity satisfies a performance obligation

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of February 28, 2023, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at February 28, 2023
,as the Company has recorded a full valuation analysis.

Earnings (Loss) Per Share

The Company computes basic and diluted earnings (loss) per share in accordance with ASC Topic 260,
Earnings per Share
. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Potential common shares include options and warrants to purchase common shares, preferred shares and convertible promissory notes, unless they were anti-dilutive. The computation of diluted net loss per share does not assume conversion, exercise, or contingent issuance of securities that would have an anti-dilutive effect (i.e., an increase in earnings per share amounts or a decrease in loss per share amounts) on net loss per share.

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected, realization.

ASC 820,
Fair Value Measurements and Disclosures
, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between:
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

Our financial instruments that are not re-measured at fair value consist of our accounts receivable, related party receivable, prepaid expenses, inventory, deferred FC cost, accounts payable, deferred compensation, Illinois department of revenue payable, out of scope agency payable and notes payable – related party. The carrying amount of these financial instruments approximates their fair values because of the short-term maturities of these instruments.

Our non-financial assets that are measured at fair value on a nonrecurring basis include goodwill and adjustment in carrying amount of equity securities for which the measurement alternative of cost less impairment plus or minus observable price changes is used.

Advertising Costs

Advertising and marketing costs are expensed as incurred. $19,037 and $43,232 advertising and marketing costs were incurred during the year ended February 28, 2023 and 2022 respectively.

Research and Development

Research and Development costs are expensed as incurred. No research and development costs were incurred during the year ended February 28, 2023 and 2022.

Related Parties

See Notes 13 and 17

Share-Based Compensation

ASC 718, “
Compensation – Stock Compensation
”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their grant date fair values. That expense is recognized over the period when an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or the straight-line attribution method.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “
Equity – Based Payments to Non-Employees.”
Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the grant date.

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of February 28, 2023 and February 28, 2022.

The Company’s stock-based compensation for the periods ended February 28, 2023 and February 28, 2022 was $2,121,213 and $2,066,035, respectively.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 will become effective for us in the first quarter of 2023. We are evaluating the impact that the adoption of this update will have on our financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operation.

Note 3. Restatement of Previously Issued Consolidated Financial Statements

In connection with the filing of this Form 10-K, BFYW corrected certain historical stock-based compensation valuations. This restates the Company's previously issued consolidated financial statements for the year ended February 28, 2022. The relevant unaudited interim financial information for each of the quarters during the years ended February 28, 2022 and 2023 has also been restated. See Note 21, Quarterly Results of Operations (Unaudited), in Item 8, Financial Statements and Supplementary Data, for such restated information.

The Company initially calculated the fair value for stock options expense based on grant date of August 31, 2021 instead of actual grant date of September 30, 2021, which resulted in the need to revise call value for stock options expense. After applying the revised valuation of stock options to our prior financial statements, we determined, for the periods indicated in the explanatory note, that the resulting changes to our financial statements, data, and related disclosures described above were material.

For the period ended November 30, 2021 the share-based expenses amounting $609,243 were restated to $1,535,415. The restatement resulted from reclassification of general and administrative expense $265,946 and revaluation of stock options expense of grant date September 30, 2021 by $660,226, resulting in total restatement amount of $926,172.

For the year ended February 28, 2022, the share-based expenses amounting $1,156,134 was restated to $2,066,035. The restatement resulted from the revaluation of stock option expense of grant date September 30, 2021 and stock option granted dated January 1, 2022 amounting $34,010 based on straight line method, resulting in total restatement amount of $909,901.

Additionally, the prepaid assets of $78,072 that were recorded in the first quarter for the period ending May 31, 2022, have been reversed in previously published unaudited quarterly financial statements for the periods ending May, September and November 2022 due to correction in accounting for warrants issued.

For the period ended May 31, 2022 the share-based expenses amounting $684,050 were restated to $768,313. The restatement resulted from revaluation of stock options expense of grant date September 30, 2021 by $84,263.

For the period ended May 31, 2022 the liability assumed from acquisition from Mango Moi of $6,087 was reclassified from cash used in operating activities to cash used for acquisition of business under investing activities. The Company reclassified the cash flow for the period ended May, September and November 2022.

For the period ended May 31, 2022 the Company
entered into the MIPA agreement with Mango Moi, in exchange for the MM Interests, the Company issued the common shares amounting $550,000
. The Company restated the non-financial disclosures in cash flows statements for the period ended May, September and November 2022.

Effective May 2022, the liability assumed from acquisition of Mango Moi was $35,000, which was partially settled by issuance of 760,870 Common Shares @ $0.023 amounting $17,500. The Company restated the non-financial disclosures in cash flows statements for the period ended May, September and November 2022.

For the period ended August 31, 2022 the share-based expenses amounting $985,713 were restated to $995,932. The restatement resulted from revaluation of stock options expense of grant date September 30, 2021 by $10,219.

For the period ended November 30, 2022 the share-based expenses amounting $1,332,475 were restated to $1,453,106. The restatement resulted from revaluation of stock options expense of grant date September 30, 2021 by $120,631.

The restatement of previously issued consolidated financial statements increased our reported net loss by $909,901 for the year ended February 28, 2022. We refer to the adjustments to correct the historical errors described above as the "Restatement Adjustments."

Due to this determination, the Company has restated its financial statements for the years ended February 28, 2023 and 2022, including each of the unaudited condensed consolidated financial statements for the quarterly and year-to-date periods.

For restatement of unaudited condensed consolidated financial statements for the quarterly
and year-to-date periods in the year ended February 28, 2022 and 2023 refer to Note 21.
Restatement of Previously Issued Interim Condensed Consolidated Financial Statements,
 of the Notes to the Consolidated Financial Statements included within this Annual Report.

The following tables summarize the effects of the Historical Adjustments on the Company’s restated consolidated balance sheet as of February 28, 2022 and its restated consolidated statement of operations, restated consolidated statement of cash flows and restated consolidated statement of changes in member's equity for the years ended February 28,2022.

FOR THE YEAR ENDED FEBRUARY 28, 2022

Better For You Wellness, Inc.
Consolidated Balance Sheets

	February 28, 2022
	As Reported	Restatement Adjustment	As Restated
ASSETS
Cash	$9,642	$—	$9,642
Total assets	$9,642	$—	$9,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Loans to Company – related party	$202,475	$—	$202,475
Accrued e xpenses	172,933	—	172,933

Total liabilities	375,408	—	375,408

Stockholders’ equity (deficit)
Preferred stock	70	—	70
Common stock	37,075	—	37,075
Shares c ancel l able	(250,000)	—	(250,000)
Additional paid-in capital	1,485,364	909,901	2,395,265
Accumulated deficit	(1,638,275)	(909,901)	(2,548,176)
Total stockholders’ equity (deficit)	(365,766)	—	(365,766)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$9,642	$—	$9,642

Better For You Wellness, Inc.
Consolidated Statements of Operations

	February 28, 2022
	As Reported	Restatement Adjustment	As Restated

Revenue
Merchandise s ales	$1,517	$—	$1,517
Cost of g oods s old	733	—	733
Gross profit/(loss)	784	—	784
Operating e xpenses:
Selling, general and administrative expenses	477,990	—	477,990
Share-based expense	1,156,134	909,901	2,066,035
Total operating expenses	1,634,124	909,901	2,544,025

Net loss	$(1,633,340)	$(909,901)	$(2,543,241)

Basic and Diluted net loss per common share	$(0.00)	$—	$(0.01)

Weighted average number of common shares outstanding - Basic and Diluted	332,388,619	—	332,388,619

Better For You Wellness, Inc.
Consolidated Statement of Cash Flows

	February 28, 2022
	As Reported	Restatement Adjustment	As Restated
Cash Flows From Operating Activities
Net loss	$(1,633,340)	$(909,901)	$(2,543,241)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued	1,156,134	909,901	2,066,035
Changes in Operating Assets and Liabilities:
Accrued expenses	169,184	—	169,184
Net cash used in operating activities	(308,022)	—	(308,022)
Cash Flows From Financing Activities
Cash received for common shares sold	68,000	$—	68,000
Subscription payable	40,248	—	40,248
Expenses contributed to capital	6,941	—	6,941
Loan to company – related party	202,475	—	202,475
Net cash flow from Financing Activities	317,664	—	317,664
Net change in cash	9,642	$—	9,642
Beginning cash balance	—	—	—
Ending cash balance	9,642	$—	9,642

Stockholders’ Deficit

	February 28, 2022
	As Reported	Restatement Adjustment	As Restated
Preferred s tock	$70	$—	$70
Common s tock	37,075	—	37,075
Share c ancel l able	(250,000)	—	(250,000)
Additional p aid in c apital	1,485,364	909,901	2,395,265
Accumulated d eficit	(1,638,275)	(909,901)	(2,548,176)
Total stockholders’ equity (deficit)	$(365,766)	$—	$(365,766)

Note 4 - Going Concern

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

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

Note 5 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of February 28, 2023, the Company has incurred a net loss of approximately $3,527,425 which resulted in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $750,759 at the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our inception on December 1, 2020, and our fiscal year end of February 28, 2023, we have completed only three taxable fiscal years.

	February 28, 2023
	2023	Restated 2022
Deferred tax asset, generated from net operating loss	$750,759	$534,081	*
Valuation allowance	(750,759)	(534,081	) *
	$—	$—

*
The financials were restated for the fiscal year ended February 28, 2022, which results in increase in net loss by $909,901 for fiscal year February 28, 2022.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
Federal income tax rate	21.0%	21.0%
Increase in valuation allowance	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

Significant components of the Company’s deferred tax assets are as follows:

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

Note 6 – Business Combinations

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

The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

Assets Acquired:
Cash	$913
Inventory	12,995
Total Assets Acquired	13,908
Liabilities assumed:
Clearbanc Debit Card	2,365
Notes Payable - PayPal Capital	2,454
Notes Payable Shopify Capital	537
Sales Tax Payable	36
Note Payable Gushy	35,000
Total Liabilities Assumed	40,392

Total identifiable net assets	(26,484)
Purchase price	557,000
Goodwill - Excess of purchase price over fair value of net assets acquired on acquisition date	$583,484
The purchase price of $557,000
was paid in stock and discharge of liability. Goodwill in the amount of
$583,484
was recognized in the acquisition of Mango Moi LLC and is attributable to the cash flows of the business derived from our potential to outperform the market due to its existing relationship and other synergies created within the Company.

The following pro forma information presents a summary of the consolidated results of operations for the Company as if the
acquisition of Mango Moi had occurred on March 1, 2021.
	FOR THE YEAR ENDED
	FEBRUARY 28
	2023	2022
Total Revenue	$11,414	$67,120

Net Loss	(3,527,425)	(2,592,829)

Loss Per Share	$(0.00)	$(0.03)
Note 7- Acquisition

The Company has completed one acquisition that has been accounted for as purchases and has resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements. This goodwill arises because the purchase prices for these businesses exceeds the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

For acquisitions, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price.

The Company has completed the below acquisition in the year ended February 28, 2023. The accompanying consolidated financial statements include the operations of the acquired entity from their respective acquisition date. The acquisition have been accounted for as business combinations
.

Mango Moi

On April 29, 2022 the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with Amanda Cayemitte and Yapo M’be (referred to together as the “Sellers”) to acquire the right, title and interest in, including all of the outstanding membership interests (referred to together as the “MM Interests”) of Mango Moi, LLC (“Mango Moi”) as described in Note 6.

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

Note 8 - Convertible Note Payable

(A)
On April 12, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., in which Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the "Note"). The closing of the Purchase Agreements occurred on April 12, 2022. The Note bears an original issue discount of $31,000, and interest of 12% per year and mature on April 12, 2023 (the "Maturity Date"). The Note is convertible into shares of the Company's common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven
(7
) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

(B)
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
(the “Note”).
The closing of the Purchase Agreements occurred on June 7, 2022. The Note bears an original issue discount of
$31,000, each bear interest of 12% per year and mature on June 7, 2023 (the “Maturity Date”). The Note is convertible into shares of the Company’s common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven
(7)
trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements
.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

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

As of February 28, 2023 the balances on both notes were
 $594,804.

Note 9 - Accounts Receivable

The following table summarizes the Company’s accounts receivable.

	FOR THE YEAR ENDED FEBRUARY 28
	2023	2022
Accounts R eceivable, G ross	$1,460	$—

Less: Allowance for Doubtful Accounts	—	—

Accounts Receivable, Net	$1,460	$—

Note 10 – Prepaid Expenses

As of February 28, 2023 and 2022 the balances of prepaid expenses were $18,493 and $0 respectively
.

Note 11 - Property and Equipment, net

The Company’s property and equipment for the year ended February 28, 2023 and 2022 are as follows:

	FOR THE YEAR ENDED FEBRUARY 28
	2023	2022
Equipment	$2,323	$—

Less: d epreciation	(776)	—

Equipment, N et	$1,547	$—
The Company recorded depreciation expense of $776 and $0 in the years ended February 28, 2023 and 2022, respectively.

Note 12 – Accounts Payable

For the year ended February 28, 2023 and
2022
, the balance of Accounts payable were $390,830 and $345,408 respectively.

Note 13- Note Payable Related Party

As of February 28, 2023 and 2022 the balance of Note
s
p
ayable
r
elated party was $293,000 and $0 respectively.

During the year ended February 28, 2023, Company received
$32,500
from Mr. James,

$48,000 from GOV wholly owned subsidiary of Ian James, $195,000 from our Audit Chairman, David Deming
.
These are non-interest bearing and unsecured and payable on demand.

In addition, the Company acquired $35,000
of a loan
payable by
Mango Moi, LLC
to a related party of the seller, Amanda Cayemitte.
On October 12, 2022, the Board of Directors authorized the issuance of
760,870 Common Shares @ $0.023 per share to retire $17,500 of the $35,000 Loan. The balance of $17,500 was agreed to be paid in the subsequent
 quarter of the 2023 calendar year.

Note 14 – Deferred Compensation

The Company has recognized $379,759 in deferred compensation related to the Employment Agreements for Chief Executive Officer, Chief Branding Officer and Chief Business Development Officer.

Note 15 - Stock Purchase Warrant Liability

On April 18, 2022, we entered into a Standby Equity Commitment Agreement with MacRab LLC, a Florida limited liability company providing us with an option to sell up to $
5,000,000
worth of our Common Stock, par value $
0.0001
, to MacRab LLC, in increments, over the period ending 24 months after the date that the Company’s registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. Additionally, we issued MacRab LLC a Common Stock purchase warrant for the purchase of 1,785,714 shares of our common stock as a commitment fee in connection with the execution of the Standby Equity Commitment Agreement. We also entered into a Registration Rights Agreement with the Investor requiring the Company to file a registration statement providing for the registration of the Common Stock issuable to MacRab LLC under the Standby Equity Commitment Agreement and their common stock purchase warrant, and the subsequent resale by MacRab LLC of such Common Stock.

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

Note 16 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 shares issued and outstanding as of February 28, 2023 and 2022.

As of November 30, 2021, our CEO, Ian James, and Director, Stephen Letourneau, each hold 350,000 shares of Series A Preferred Stock (See Note 1).

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 404,014,987 and 370,747,042 issued and outstanding as of February 28, 2023 and 2022 respectively.
Common stock 2,528,230 are reserved for exercise of warrant issued to JH Darbie  & Co. Inc. and MacRab LLC.

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

On May 26, 2022, 11,000,000 shares of Restricted Common Stock were issued to the two Sellers of Mango Moi, LLC. The shares were valued at the closing share price on the day prior to close was $0.05, as listed on the OTC Markets, which totaled approximately $550,000. On July 12, 2022, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price of on that date of $0.0399, as listed on the OTC Markets, which totaled $3,990.

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

On December 1, 2022, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled $1,750.

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

On January 13, 2023, to satisfy the $119,331.41 due to Carter, Ledyard and Milburn, the Company agreed to pay $5,000 per month with the balance due $84,331.41 August 31, 2023, unless mutually agreed by the parties in writing.

On January 31, 2023, the Company appointed Dr. Pratibha Chaurasia, CPA, CA, Ph.D. as Fractional Financial Officer (“CFO”). Pratibha offers over 24 years of diverse professional experience in financial reporting and auditing under GAAP and IFRS, with expertise in PCAOB audits and more. Chaurasia is the founder of Aprari Solutions and was formerly a Professor of International Finance and Management at the Daly College Business School and a Manager of Operations at Max Life Insurance Company Limited, formerly known as Max New York Life Insurance Company Limited.

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

On December 2, 2021, 7,048,873 shares of common stock were issued to WVH in order to honor the above agreement. However, WVH did not transfer the $250,000 purchase price of the shares to the Company and on April 12, 2022 an agreement to terminate the previous agreement was signed. On April 13, 2022 the Company forwarded a cancellation order to its transfer agent, which authorized the cancellation and return of 7,048,873 common shares previously issued to WVH. As of the date of filing, these shares have been canceled and returned to the Company.

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

Stock Options

During the year ended February 28, 2023, the Company granted options exercisable for up to
20,000,000 shares of Common Stock of which 14,000,000 fully vested on February 28, 2023. The remaining 6,000,000 shares vest over the next year.The outstanding options have an exercise price of $.25 per share. These options expire 5 years after iss uance
.

The Company fair valued the options on the grant date at $4,853,749 using a Black-Scholes option pricing model
.

The
following assumptions: stock price of $.22 per share (based on the quoted trading price on the date of grant
9/30/2021),
volatility of 172%, expected term of 5 years, and a risk-free interest rate range of 1.01%
 for options with grant date September 30,2021 and assumptions for option granted on January 1,2022: stock price of $
.11
per share (based on the quoted trading price on the date of grant 1/1/2022) , volatility of
163
%, expected term of 5 years, and a risk-free interest rate range of 1.26%.

The Company is amortizing the expense using straight line method over the vesting terms of each. The total stock option expense for the year ending February 28, 2023 and 2022 were
$2,121,213
and $2,066,035 respectively.

Stock option granted to Director Leslie Bumgarner totaled $703,891 expired due to resignation effective December 31, 2021and stock option granted to Dr. Nicola Finley was forfeited on her resignation dated June 18, 2022.

The total unamortized stock option expense for the year ending February 28, 2023 and 2022
was $614,613

and $
2,395,265
respectively
.

Additional Paid-In Capital

During the year ended February
 28
, 2023, a total of $4,933,281 was posted as additional paid-in capital.

Note 17
 -
Goodwill

While changes in circumstances requiring an goodwill impairment test have not been identified for the year ended February 28, 2023. The Company will continue to monitor circumstances, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the carrying value in the future, goodwill impairment charges may be incurred.

As of February 28, 2023 and 2022 the balance of goodwill was $583,484 and $0
,
respectively.

Note 19 - Commitments and Contingencies

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

Employment
Agreements

On July 21, 2022 the Company’s Compensation Committee approved a formal Employment Agreement with Ian James, the Company’s Chief Executive Officer
, Stephen Letourneau,
the
Company’s Chief Branding Officer and Jacob Ellman,
the
Company’s Chief Business Development Officer.

Beginning March 1, 2022, as
compensation under the Employment Agreement,
Ian James
will earn a Base Salary in the amount of $199,196 per annum, $16,599.67 per month, and be eligible to earn an additional payment (BONUS) of $68,328,  Stephen Letourneau will earn a Base Salary in the amount of $152,787 per annum, $12,732.25 per month, and be eligible to earn an additional payment (BONUS) of $41,140, and Jacob Ellman will earn a Base Salary in the amount of $128,656 per annum, $10,721.33 per month, and be eligible to earn an additional payment (Bonus) of $70,632. Each Employee salary less statutory and other required deductions, for all work and services the Employee respectively
performs for the Company. The Company calculates Annual Base Salary on a January 1 through December 31 basis (i.e., a calendar year). Base Salary payments shall be subject to applicable federal, state, and local withholding. Under the Agreement, the Employee and Company mutually agree that until the Company is cash flow positive, the Company shall pay Employee a mutually agreeable amount each month toward the Employee’s Base Salary, and the balance of Base Salary unpaid, shall be accrued and recorded as an obligation of the Company. It shall become payable to the Employee when the Company is cash flow positive or at a time mutually agreed by the Company and Employee.

The Employees and Company
consider the Bonus Pay as “at-risk” and therefore not guaranteed. Bonus Pay could include a cash bonus, commission, and other at-risk pay categories. Bonus shall be determined at the sole discretion of the Company. The Employee’s Bonus shall be based on Employee’s annual performance reviews and overall company performance, subject to the terms and conditions of applicable incentive plans and policies.

Should
the Employee’s
Contract be terminated, payments under Section 2 shall cease; provided, however, that Employee shall be entitled to Base Salary and accrued Base Salary for periods or partial periods that occurred before the date of termination and for which the Employee has not yet been paid and for any commission earned per the Company’s customary procedures, if applicable.

After completion of 90-days of Employment, Employee shall be entitled to a pro-rated 15 days paid time per year for utilization by Employee for personal business, illness, care of another person, or vacation. Personal Leave shall be calculated from the effective date of this Contract as of the date first above written through December 31 st
.

Employee shall be permitted to carry over into the following year of employment a maximum of five days of Personal Leave; however, as of December 31, Employee shall forfeit unused Personal Leave benefits above five days. Further, Employee shall not be permitted to carry over or accumulate more than ten days of Personal Leave from one year to the next.

Note 20 - Subsequent Events

On May 28, 2023, the Board of Directors approved the following actions:

●	Approved allowing employees to convert all or some of their Deferred Compensation into restricted Common Shares at a rate of $0.037 per share.

●	Approved the conversion of Short Term Loans into restricted Common Shares at a rate of $0.037 per share.

●	Approved a Lease of office space at 1349 East Broad Street, Columbus, Ohio 43205

Note 21. Restatement of Previously Issued Interim Condensed Consolidated Financial Statements

The following tables present the impacts of the restatement adjustments, as described in Note 3.
Restatement of Previously Issued Financial Statements,
 to the previously reported financial information as of and for the periods ended May 31, 2022 and 2021, August 31, 2022 and 2021, and November 30, 2022 and 2021.

FOR THE PERIOD ENDED MAY 31, 2022 and 2021

Better For You Wellness, Inc.
Condensed Consolidated Balance Sheet

	May 31, 2022				May 31, 2021
	As Reported	Restatement Adjustment		As Restated	As Reported	Restatement Adjustment	As Restated
ASSETS
Current assets
Cash and cash equivalents	$3,309	$—		$3,309	$—	$—	$—
Inventory	7,037	—		7,037	—	—	—
Prepaids and other assets	78,072	(78,072	) *	—	—	—	—
Total current assets	88,418	(78,072)		10,346	—	—	—
Equipment, net	2,129	—		2,129	—	—	—
Goodwill	583,586	—		583,586	—	—	—
Total assets	$674,133	$(78,072)		$596,061	$—	$—	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$161,815	$—		$161,815	$—	$—	$—
Accrued expenses	—	—		—	1,850	—	1,850
Deferred compensation	100,160	—		100,160	—	—	—
Clearbanc debit card	2,288	—		2,288	—	—	—
Related party notes payable	35,000	—		35,000	—	—	—
Total current liabilities	299,263	—		299,263	1,850	—	—

Long-term liabilities
Notes payable - PayPal Capital	2,335	—		2,335	—	—	—
Notes payable Shopify Capital	482	—		482	—	—	—
Convertible notes payable, net accumulated interest	254,369	—		254,369	—	—	—
Total long-term liabilities	257,186	—		257,186	—	—	—
Total liabilities	556,449	—		556,449	1,850	—	1,850

STOCKHOLDERS' DEFICIT:
Preferred stock	70	—		70	70	—	70
Common stock	38,012	—		38,012	36,000	—	36,000
Additional paid-in capital	2,609,749	916,092		3,525,841	39,067	—	39,067
Accumulated deficit	(2,530,147)	(994,164)		(3,524,311)	(76,986)	—	(76,986)
Total stockholders’ equity (deficit)	117,684	(78,072)		39,612	(1,850)	—	(1,850)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$674,133	$(78,072)		$596,061	$—	$—	$—

*The adjustment of $78,072 in prepaid expense is related to
warrants against
the Standby Equity Commitment Agreement with MacRab LLC as stated above in notes.

Better For You Wellness, Inc.
Condensed Consolidated Statements of Operations

	'Three Months Ended May 31, 2022			'Three Months Ended May 31, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
Merchandise s ales	$306	$—	$306	$—	$—	$—
Cost of g oods s old	6,069	—	6,069	—	—	—
Gross p rofit (loss)	(5,763)	—	(5,763)	—	—	—

Operating e xpenses:
Share-based expense	684,050	84,263	768,313	—	—	—
Selling, g eneral and a dministrative	196,996	—	196,996	72,051	—	72,051
Total operating expenses	881,046	84,263	965,309	72,051	—	72,051

Operating income/( l oss )	(886,809)	(84,263)	(971,072)	(72,051)		(72,051)

Other income/( e xpense )
Other income	—	—	—	—	—	—
Interest expense	(5,063)	—	(5,063)	—	—	—
Other expense	—	—	—	—	—	—
Total other expense	(5,063)		(5,063)	—	—	—

Net income/(loss)	$(891,872)	$(84,263)	$(976,135)	$(72,051)	$—	$(72,051)

Basic and Diluted net loss per common share	$(0.00)	$—	$(0.00)	$(0.00)	$—	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	363,657,794	—	363,657,794	140,868,130	—	140,868,130

Better For You Wellness, Inc.
Consolidated Statement of Cash Flows

	' Three Months Ended May 31, 2022			' Three Months Ended May 31, 202 1
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Cash Flow from Operating Activities:
Net loss	$(891,872)	$(84,263)	$(976,135)	$(72,051)	$—	$(72,051)
Adjustment to reconcile net loss to net cash used in operating activities:
Share based expenses	684,050	84,263	768,313	—	—	—
Amortized debt discount and debt issuance costs	12,139	—	12,139	—	—	—
Preferred stock issued	—	—	—	70,000	—	70,000
Depreciation	194	—	194	—	—	—
Changes in Operating Assets and Liabilities:
Inventory	6,060	—	6,060	—	—	—
Accrued expenses	—	—	—	(1,900)	—	(1,900)
Accounts payable	(213,593)	—	(213,593)	—	—	—
Accrued interest	5,063	—	5,063	—	—	—
Deferred compensation	100,160	—	100,160	—	—	—
Other liabilities	(6,403)	6,087	(316)	—	—	—
Net Cash Used in Operating Activities	(304,202)	6,087	(298,115)	(3,951)	—	(3,951)
Cash Flow from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(6,087)	(6,087)
Purchases of property and equipment	(2,323)	—	(2,323)	—	—	—
Net Cash Used in Investing Activities	(2,323)	(6,087)	(8,410)	—	—	—
Cash Flow from Financing Activities:
Payment of debt issuance cost	(28,320)	—	(28,320)	—	—	—
Proceeds from convertible loan, net of original issue discount	279,000	—	279,000	—	—	—
Notes payable – LT	(174)	—	(174)	—	—	—
Expenses contributed to capital	49,686	—	49,686	3,951	—	3,951
Net Cash Provided by Financing Activities	300,192	—	300,192	3,951	—	3,951

Net increase/(decrease) in cash	$(6,333)	$—	$(6,333)	$—	$—	$—

Cash at beginning of the period:	9,642	—	9,642	—	—	—
Cash at end of the period:	$3,309	$—	$3,309	$—	$—	$—

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—	$—	$—	$—

Non-Cash Financing Transactions:
Common stock issued for acquisition	$—	$550,000	$550,000	$—	$—	$—
Common stock issued to settle liability	—	17,500	17,500	—	—	—
Discount on notes payable for warrants	13,514	—	13,514	—	—	—
Warrants issued and extended for common stock issuance costs	$78,072	$(78,072)	$—	$—	$—	$—

FOR THE PERIOD ENDED AUGUST 31, 2022 and 2021

BETTER FOR YOU WELLNESS, INC.
Condensed Consolidated Balance Sheet

	August 31, 2022			August 31, 2021
	As	Restatement	As	As	Restatement	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,130	$—	$2,130	$—	$—	$—
Accounts receivable	123	—	123	—	—	—
Related party receivable	107,068	—	107,068	—	—	—
Inventory	5,198	—	5,198	—	—	—
Prepaids and other assets	78,072	(78,072)	—	—	—	—
Total current assets	192,591	(78,072)	114,519	—	—	—
Equipment, net	1,935	—	1,935	—	—	—
Goodwill	583,485	—	583,485	—	—	—
Total assets	$778,011	$(78,072)	$699,939	$—	$—	$—

LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$—	$—	$—	$5,500	$—	$5,500
Loans to company – related party	—	—	—	365	—	365
Accounts payable	257,821	—	257,821	—	—	—
Deferred compensation	190,320	—	190,320	—	—	—
Clearbanc debit card	1,656	—	1,656	—	—	—
Note payable- RP	110,000	—	110,000	—	—	—
Other current liabilities	14	—	14	—	—	—
Total current liabilities	559,811	—	559,811	5,865	—	5,865

Long-Term Liabilities
Notes payable - PayPal Capital	2,216	—	2,216	—	—	—
Notes payable Shopify Capital	201	—	201	—	—	—
Convertible notes payable, net accumulated interest	543,176	—	543,176	—	—	—
Total long-term liabilities	545,593	—	545,593	—	—	—
Total liabilities	1,105,404	—	1,105,404	5,865	—	5,865

STOCKHOLDERS’ DEFICIT:
Preferred stock	70	—	70	70	—	70
Common stock	38,521	—	38,521	36,005	—	36,005
Additional paid in capital	2,931,841	842,048	3,773,889	49,052	—	49,052
Accumulated deficit	(3,297,825)	(920,120)	(4,217,945)	(90,992)	—	(90,992)
Total stockholders’ equity (deficit)	(327,393)	(78,072)	(405,465)	(5,865)	—	(5,865)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$778,011	$(78,072)	$699,939	$—	$—	$—

BETTER FOR YOU WELLNESS, INC.
Condensed Consolidated Statement of Operations

	Six Months Ended August 31, 2022				Six Months Ended August 31, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
Merchandise Sales	$2,022	$—	$2,022	$—	$—	$—
Cost of Good Sold	9,558	—	9,558	—	—	—
Gross Profit	(7,536)	—	(7,536)	—	—	—
Operating Expenses
Share based expense	985,713	10,219	995,932	77,000	—	77,000
Selling, General and Administrative	643,257	—	643,257	9,057	—	9,057
Total Operating Expenses	1,628,970	10,219	1,639,189	86,057	—	86,057

Operating Income/( Loss )	(1,636,506)	(10,219)	1,646,725	(86,057)	—	(86,057)

Other Income ( Expense )
Interest expense	(23,043)	—	(23,043)	—	—	—
Total Other Income	(23,043)	—	(23,043)	—	—	—

Net income/( loss )	$(1,659,549)	$(10,219)	$(1,669,768)	$(86,057)	$—	$(86,057)

Basic and Diluted net loss per common share	$(0.00)	$—	$(0.00)	$(0.00)	$—	$(0.00)

Weighted average number of common shares outstanding	372,031,446	—	372,031,446	250,434,405	—	360,000,680

BETTER FOR YOU WELLNESS, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended August 31, 2022				Six Months Ended August 31, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Cash Flow from Operating Activities:
Net (loss)	$(1,659,549)	$(10,219)	$(1,669,768)	$(86,057)	$—	$(86,057)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Share based expenses	985,713	10,219	995,932	77,000	—	77,000
Amortized debt discount and debt issuance costs	49,475	—	49,475	—	—	—
Depreciation	388	—	388	—	—	—
Changes in current assets and liabilities:					—
Inventory	7,899	—	7,899	—	—	—
Accounts Receivable	(123)	—	(123)	—	—	—
Related Party Receivable	(107,068)	—	(107,068)	—	—	—
Accounts Payable	(117,587)	—	(117,587)	1,750	—	1,750
Deferred Compensation	190,320	—	190,320	—	—	—
Other Liabilities	(7,496)	6,087	(1409)	—	—	—
Accrued Interest	23,043	—	23,043	—	—	—
Net Cash Used in Operating Activities	(634,985)	6,087	(628,898)	(7,307)	—	(7,307)

Cash Flow from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(6087)	(6087)	—	—	—
Purchases of property and equipment	(2,323)	—	(2,323)	—	—	—
Net Cash Used in Investing Activities	(2,323)	(6087)	(8,410)	—	—	—

Cash Flow from Financing Activities:
Payment of debt issuance costs	(56,640)	—	(56,640)	—	—	—
Proceeds from Convertible loan, net of original issue discount	558,000	—	558,000	—	—	—
Proceed from related party note payable	75,000	—	75,000	365	—	365
Common share issuance	3,750	—	3,750	—	—	—
Expenses contributed to capital	49,686	—	49,686	6,942	—	6,942
Net Cash Provided by Financing Activities	629,796	—	629,796	7,307	—	7,307

Net increase/(decrease) in cash	$(7,512)	$—	$(7,512)	$—	$—	$—

Cash at beginning of the period:	9,642	—	9,642	—	—	—
Cash at end of the period:	$2,130	$—	$2,130	$—	$—	$—

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—	$—	$—	$—	$—

Non-Cash Financing Transactions:
Common stock issued for acquisition	$—	$550,000	$550,000	$—	$—	$—
Common stock issued to settle liability	—	17,500	17,500	—	—	—
Discount on notes payable for warrants	30,702	—	30,702	—	—	—
Warrants issued and extended for common stock issuance costs	$78,072	$(78,072)	$—	$—	$—	$—

Three Months Ended August 31, 2022 and 2021

BETTER FOR YOU WELLNESS, INC.
Condensed Consolidated Statement of Operations

	Three Months Ended August 31, 2022			Three Months Ended August 31, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
Merchandise sales	$1,716	$—	$1,716	$—	—	—
Cost of goods sold	3,489	—	3,489	—	—	—
Gross profit/(loss)	(1,772)	—	(1,772)	—	—	—

Operating expenses
Share based expense	301,663	(74,044)	227,619	7,000	—	7,000
Selling, general and administrative	446,262	—	446,262	7,005	—	7,005
Total operating expenses	747,925	(74,044)	673,881	14,005	—	14,005

Operating income/(loss)	(749,697)	74,044	(675,653)	(14,005)	—	(14,005)

Other income (expense)
Interest expense	(17,980)	—	(17,980)	—	—	—
Total other income	(17,980)	—	(17,980)	—	—	—

Net income/(loss)	$(767,677)	$74,044	$(693,633)	$(14,005)	$—	$(14,005)

Basic and Diluted net loss per common share	$(0.00)	$—	$(0.00)	$(0.00)	$—	$(0.00)

Weighted average number of common shares outstanding	372,031,446	—	372,031,446	360,000,680	—	360,000,680

FOR THE PERIOD ENDED NOVEMBER 30, 2022 and 2021

Better For You Wellness, Inc.
Condensed Consolidated Balance Sheet

	November 30, 2022			November 30, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
ASSETS
Current asset:
Cash and cash equivalents	$3,154	$—	$3,154	$—	$—	$—
Accounts receivable	1,495	—	1,495	—	—	—
Related party receivable	108,301	—	108,301	—	—	—
Prepaid expenses	23,425	—	23,425	—	—	—
Inventory	1,657	—	1,657	—	—	—
Prepaids and other assets	78,072	(78,072)	—	—	—	—
Total current assets	216,104	(78,072)	138,032	—	—	—
Equipment, net	1,741	—	1,741	—	—	—
Goodwill	583,484	—	583,484	—	—	—
Total assets	$801,329	$(78,072)	$723,257	$—	$—	$—

LIABILITIES AND STOCKHOLDER EQUITY (DEFICIT)
Current liabilities:
Loans to Company – related party	$—	$—	$—	$156,756	$—	$156,756
Accrued expenses	—	—	—	117,017	—	117,017
Accounts payable	311,541	—	$311,541	—	—	—
Deferred compensation	284,499	—	284,499	—	—	—
Clearbanc debit card	895	—	895	—	—	—
Illinois department of revenue payable	128	—	128	—	—	—
Out of scope agency payable	414	—	414	—	—	—
Related party notes payable	202,000	—	202,000	—	—	—
Total current liabilities	799,477	—	799,477	273,773	—	273,773
Long-term liabilities
Notes payable - PayPal Capital	2,216	—	2,216	—	—	—
Notes payable Shopify Capital	166	—	166	—	—	—
Convertible notes payable, net accumulated interest	599,111	—	599,111	—	—	—
Total long-term liabilities	601,493	—	601,493	—	—	—

Total Liabilities	1,400,970	—	1,400,970	273,773	—	$273,773

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock	70	—	70	70	—	70
Common stock	39,001	—	39,001	36,302	—	36,302
Additional paid in capital	3,319,048	952,460	4,271,508	846,943	660,226	1,507,169
Accumulated deficit	(3,957,760)	(1,030,532)	(4,988,292)	(1,157,088)	(660.226)	(1,817,314)
Total stockholders’ equity (deficit)	(599,641)	(78,072)	(677,713)	(273,773)	—	(273,773)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$801,329	$(78,072)	$723,257	$—	$—	$—

Better For You Wellness, Inc.
Condensed Consolidated Statements of Operations

	Nine Months Ended November 30, 2022			Nine Months Ended November 30, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
Merchandise s ales	$9,008	$—	$9,008	$—	$—	$—
Cost of g oods s old	15,381	—	15,381	—	—	—
Gross profit/(loss)	(6,373)	—	(6,373)	—	—	—
Operating e xpenses
Share b ased expense	1,332,475	120,631	1,453,106	609,243	926,172	1,535,415
Selling, g eneral and a dministrative	852,184	—	852,184	542,910	(265,946)	276,964
Total o perating e xpenses	2,184,659	120,631	2,305,290	1,152,153	660,226	1,812,379

Operating income/(loss)	(2,191,032)	(120,631)	(2,311,663)	(1,152,153)	(660,226)	(1,812,379)

Other income/(expense)
Interest e xpense	(128,453)	—	(128,453)	—	—	—
Other e xpense	—	—	—	—	—	—
Total o ther income	(128,453)	—	(128,453)	—	—	—

Net income/(loss)	$(2,319,485)	$(120,631)	$(2,440,116)	$(1,152,153)	$(660,226)	$(1,812,379)

Loss per share	$(0.01)	$—	$(0.01)	$(0.00)	$—	$(0.01)

Weighted average number of common shares outstanding	372,031,446	—	372,031,446	287,241,405	—	287,241,405

*
Share-based expense falsely classified as general and administrative expense.
F-35

Better For You Wellness, Inc.
Condensed Consolidated
S
tatement of Cash Flows

	Nine Months Ended November 30, 2022			Nine Months Ended November 30, 202 1
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Cash Flows from Operating Activities:
Net (loss)	$(2,319,485)	$(120,631)	$(2,440,116)	$(1,152,153)	$(660,226)	$(1,812,379)
Adjustments to reconcile Net Loss to net cash provided by (used in) operating activities:
Share based expenses	1,332,475	120,631	1,453,106	875,189	660,226	1,535,415
Amortized debt discount and debt issuance costs	86,810	—	86,810	—	—	—
Depreciation	582	—	582	—	—	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,495)	—	(1,495)	—	—	—
Related party receivable	(108,301)	—	(108,301)	—	—	—
Prepaid expenses and other assets	(23,588)	—	(23,588)	—	—	—
Inventory	11,440	—	11,440	—	—	—
Accounts payable	(63,866)	—	(63,866)	113,267	—	113,267
Accrued Interest	41,643	—	41,643	—	—	—
Deferred compensation	284,499	—	284,499	—	—	—
Other liabilities	(1,675)	6,087	4,412	—	—
Related party notes payable	—	—	—	156,756	—	156,756
Net Cash Used in Operating Activities	(760,961)	6,087	(754,874)	(6,941)	—	(6,941)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(6,087)	(6,087)	—	—	—
Purchases of property and equipment	(2,323)	—	(2,323)	—	—	—
Net Cash Used in Investing Activities	(2,323)	(6,087)	(8,410)	—	—	—

Cash Flows from Financing Activities:
Payment of debt issuance costs	(56,640)	—	(56,640)	—	—	—
Proceeds from Convertible loan, net of original issue discount	558,000	—	558,000	—	—	—
Proceed from related party note payable	202,000	—	202,000	—	—	—
Proceeds from Common Stock Issuance	3,750	—	3,750	—	—	—
Expenses contributed to capital	49,686	—	49,686	6,941	—	6,941
Net Cash Flows from Financing Activities	756,796	—	756,796	6,941	—	6,941

Net Change in Cash	$(6,488)	$—	$(6,488)	$—	$—	$—

Cash at beginning of period:	$9,642	$—	$9,642	$—	$—	$—
Cash at end of period:	$3,154	$—	$3,154	$—	$—	$—

Non- cash financing transactions:
Common stock issued for acquisition	—	550,000	550,000	—	—	—
Common stock issued to settle liability	—	17,500	17,500	—	—	—
Discount on notes payable for warrants	30,702	—	30,702	—	—	—
Warrants issued and extended for common stock issuance costs	78,072	(78,072)	—	—	—	—

Three Months Ended November 30, 2022 and 2021

Better For You Wellness, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended November 30, 2022			Three Months Ended November 30, 2021
	As Reported	Restatement Adjustment	As Restated	As Reported	Restatement Adjustment	As Restated
Revenue
Merchandise sales	$6,986	$—	$6,986	$—	$—	$—
Cost of good sold	5,823	—	5,823	—	—	—
Gross profit	$1,163	$—	$1,163	$—	$—	$—

Operating expenses
Share based expense	346,762	110,412	457,174	532,243	926,172	1,458,415
Selling, general and administrative	258,401	—	258,401	533,854	(265,946)*	267,908
Total operating expenses	605,163	110,412	715,575	1,066,097	660,226	1,726,323

Operating income/(loss)	(604,000)	(110,412)	(714,412)	(1,066,097)	(660,226)	(1,726,323)

Other income/(expense)
Interest expense	(55,935)	—	(55,935)	—	—	—
Other expense	—	—	—	—	—	—
Total other income	(55,935)	—	(55,935)	—	—	—

Net income/(loss)	$(659,935)	$(110,412)	$(770,347)	$(1,066,097)	$(660,226)	$(1,726,323)

Loss per share	$(0.00)	$—	$(0.00)	$(0.00)	$—	$(0.00)

Weighted average number of common shares outstanding	372,031,446	—	372,031,446	361,664,351	—	361,664,351

 *
Reclassification of share-based expense classified as general and administrative expense.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Fractional Chief Financial Officer, has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), as of February 28, 2023, of the Company’s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Fractional Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of February 28, 2023, and additional controls were required to address and correct material weaknesses.

Management
’
s Annual Report on Internal Control over Financial Reporting
— Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Fractional Chief Financial Officer, has evaluated the effectiveness, as of February 28, 2023, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2023.

Changes in Internal Control over Financial Reporting
—There were no changes in the Company’s internal control over financial reporting that occurred during the year ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the individuals that are our directors and executive officers as of June 9, 2023 and their respective position

Name	Age	Position
Ian James	57	Chairman of the Board, and Chief Executive Officer
Stephen Letourneau	47	Chief Branding Officer, Director
Jacob Ellman	29	Chief Business Development Officer
Dr. Pratibha Chaurasia	47	Fractional Chief Finance Officer
Montel Williams	66	Director
Joseph J. Watson	57	Director, Compensation Committee Chair and Corporate Secretary
David H. Deming	70	Director, Audit Committee Chair
Christina Jefferson	43	Director

Ian James, Chairman of the Board, and Chief Executive Officer:

Ian James, age 57, attended Ohio University from 1984 to 1989 where he obtained a Bachelor of Arts. Mr. James was appointed as President at Green Light Acquisitions, a cannabis and hemp investment holding company, where his responsibilities consisted of providing the Company’s strategic vision and development leadership in mergers and acquisitions. He has held this position from June 2014 to the present. In August of 2019, Ian organized the CBD Idea Factory, which became The Ideation Lab in January 2020. Ian has served as the CBD Idea Factory and The Ideation Lab’s Chief Executive Officer from the two companies’ inception until today. From 1995 to 1996, Ian served as Merv Griffin’s Corporate Community and Governmental Relations executive, working in the highly regulated gaming industry. In February 2016, Politico magazine named Ian one of the United States’ most influential political thought leaders. Ian has served as a Board Member of the Ohio Center for Journalism since August 2020.

Stephen Letourneau, Director and Chief Branding Officer:

Stephen Letourneau, age 47, attended University of Cincinnati from 1994 to 1997. Mr. Letourneau was appointed as Chief Brand Officer at Green Light Acquisitions, a Cannabis and Hemp investment holding company, where his primary responsibilities consisted of developing the brand ethos for consumer-packaged goods. He has held this position from June 2014 to the present. In August of 2019, Stephen organized the CBD Idea Factory, which became The Ideation Lab in January 2020. Stephen has served as the CBD Idea Factory and The Ideation Lab’s Chief Brand Officer from the two companies’ inception until today. Stephen has served as an Advisory Board Member for Nemacolin Resort in Farmington, PA since August 2015 to the present. Stephen is a Council member for the George Washington University School of Business, Digital Marketing Advisory Council member.

Montel Williams, Director

Mr. Williams, age 66, enlisted in the United States Marine Corps in 1974. Mr. Williams received a B.S. in Engineering from the United States Naval Academy in 1980, and served in the United States Navy in active duty until 1991, and as a reservist until 1996 when he retired at the rank of Lieutenant Commander. Mr. Williams’ awards include two Meritorious Service Medals, two Navy Commendation Medals, the National Defense Service Medal, the Navy Achievement Medal, two Navy Expeditionary Medals, the Armed Forces Expeditionary Medal and two Humanitarian Service Medals.

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

Joseph J. Watson, Director

Mr. Watson, age 57, received a B.S. in Communications System Management from Ohio University in 1992, and received a Master’s in Business Administration from Ohio University in 1999. Mr. Watson served in the United States Army from 1985 to 1987 and is also a National Guard veteran.

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

David H. Deming, Director

Mr. Deming, age 70, received a B.A. in Economics from Hobart College in 1975. Mr. Deming started his career at J.P. Morgan in 1976 and was a Managing Director in charge of the Global Healthcare Investment Banking Group from 1991 to 2003.

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

Christina Jefferson, Director

Ms. Jefferson, age 43, has spent her career as a leader in the diversity, equity, and inclusion field and currently serves as the Director of Diversity, Equity, and Inclusion for the San Francisco 49ers. Jefferson spent six years of her career with Sephora, leading their diversity and inclusion efforts companywide. During her time at Sephora, Jefferson rose through the ranks working on social impact and diversity and inclusion programs to foster inclusivity across stores, corporate offices, and distribution centers. Jefferson was instrumental in building a talent pipeline to identify and hire individuals from underrepresented groups. In addition to her work internally, Jefferson also advocated for inclusive marketing campaigns and more during her time there. Jefferson sits on several boards, including the Jewish Community Relations Council of San Francisco and Congregation Sherith Israel. Jefferson earned her B.S. from the University of Southern Indiana and her Masters in Human Resource Management from Golden Gate University.

Dr. Pratibha Chaurasia, Fractional Chief Financial Officer

Dr. Pratibha Chaurasia, CPA, CA, Ph.D.
age
47
,
is the Company’s Fractional Financial Officer (“CFO”). Dr. Chaurasia offers over 24 years of diverse professional experience in financial reporting and auditing under GAAP and IFRS, with expertise in PCAOB audits and more. Dr.
Chaurasia is the founder of Aprari Solutions and was formerly a Professor of International Finance and Management at the Daly College Business School and a Manager of Operations at Max Life Insurance Company Limited, formerly known as Max New York Life Insurance Company Limited.

Jacob Ellman, Chief Business Development Officer

Mr. Ellman, age 29, started his professional career in 2013 as a derivatives trader at Axiom Markets, LLC, focused on commodity, currency, and equity index futures. In 2015, Mr. Ellman co-founded FX Metrix, a publisher and custom index provider focused on the foreign exchange markets. In 2016, Mr. Ellman founded Smoke Show Ventures, which in 2018 sold substantially all of its assets to DMO Holdings Corp., a special purpose holding company formed and capitalized to become an integrated resource provider to the rapidly growing legal cannabis industry and its participants. Mr. Ellman served as Chief Executive Officer of DMO Holdings Corp. from 2018 until it was acquired in 2021. In 2021, Mr. Ellman founded MRKTS Group Inc. to capitalize on opportunities in the financial services industry and its ancillary markets.

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

Significant Employees

Other than our Chief Executive Officer and director, Chief Branding Officer and director, Fractional Chief Financial Officer, and Chief Business Development Officer we do not expect any other individuals to make a significant contribution to our business.

Fami
ly
Relationshi
ps

The Chief Executive Officer, and Chairman, Ian James and Chief Branding Officer and Director, Stephen Letourneau are legally married. There are no other family relationships to disclose.

Arran
g
ements between Officers and Directors

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

Additional details re
g
arding Directors

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

The following table sets forth all compensation provided to each of the directors and officers of the Company for the fiscal year ended February 28, 2023:
	Fees			Non-equity
	earned or		Option-	incentive plan	All other
	paid in cash	Share-based	based	compensation	compensation	Total
Name	($)	awards	awards (8)	($)	($)	($)
Ian James (1)	$13,100	-	-	-	-	$13,100
Stephen Letourneau (2)	$7,780	-	-	-	-	$7,780
Montel Williams (3)	-	100,000	4,000,000	-	-	$444,563
Joseph J. Watson (4)	-	100,000	4,000,000	-	-	$444,563
Christina Jefferson (5)	-	100,000	4,000,000	-	-	$204,060
David H. Deming (6)	-	100,000	4,000,000	-	-	$444,563
Dr. Nicola Finley (7)		25,000	4,000,000	-	-
Melisse Gelula (8)		-	-	-	-

Notes:
(1)	Mr. Ian James was appointed as a director of the Company on July 30, 2021.

(2)	Mr. Stephen Letourneau was appointed as a director of the Company on July 30, 2021.

(3)	Mr. Montel Williams was appointed as a director of the Company on August 27, 2021.

(4)	Mr. Joe Watson was appointed as a director of the Company on August 27, 2021.

(5)	On December 14, 2021, the Company’s Board of Directors (the “Board”) unanimously approved the appointment of Christina Jefferson to the Board as an Independent Director, effective January 1, 2022.

(6)	Mr. David Deming was appointed as a director of the Company on August 27, 2021.

(7)	Dr. Nicola Finley was appointed as a director of the Company on August 27, 2021 and on June 18, 2022 she resigned as a board member of the Company, effective immediately.

(8)
On June 20, 2022, the Company’s board of directors unanimously approved the appointment of Melisse Gelula as a non-executive independent director of the Company, effective immediately, and on August 15, 2022, she resigned as a board member of the Company, effective immediately.

(9)
Subject to the Vesting Requirements, Company will grant Director Options to purchase up to 4,000,000 shares of Company’s common stock, at an exercise price of $0.25 per share in a form as described below. The Options will be vested in Director at a rate of 12.5% per quarter, starting on September 30, 2021, for 4 directors and starting on March 31, 2022 for Christina Jefferson and quarterly thereafter. The options are exercisable from the first anniversary of the grant date (the Effective Date of the Board of Directors Agreement). Options will expire 5 years from the date of issue. Director agrees to execute a lock-up agreement if any financing for the Company so requires and the terms of such financing are acceptable to the Director, and upon the same terms as other affiliates.

Employment Agreements

As of the date of this report, the Company has not entered into any employment arrangement with any director or officer for the current fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of June 9, 2023 by:

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

Name of Beneficial Owner (1)
Name of Beneficial Owner (1)	Amount of Beneficial Ownership of Common Stock	Percent of Outstanding Common Stock (2)	Amount of Beneficial Ownership of Preferred Stock	Percent of Outstanding Preferred Stock (4)
Directors and Executive Officers:
Ian James	891,207	00.2205%	350,000	50%
Stephen Letourneau	280,281	00.0694%	350,000	50%
Montel Williams	175,000	00.0433%	0	0%
Joseph J. Watson	300,000	00.0742%	0	0%
David H. Deming	578,747	00.1432%	0	0%
Christina Jefferson	125,000	00.0309%	0	0%
All directors and executive officers as a group
5% Stockholders:
Green Ohio Ventures, LLC (3)	207,898,684	51.4582%	0	0%

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

(2)	Based on 404,214,987 shares of the Company’s common stock issued and outstanding as of June 9, 2023.

(3)
As disclosed in that certain Current Report on Form 8-K filed with the SEC on August 4, 2021. Represents shares held by Green Ohio Ventures, LLC. Ian James and Stephen Letourneau together own 90.6165% of Green Ohio Ventures, LLC, or 45.30825% each. On August 24, 2021, Green Ohio Ventures, LLC transferred 17,963,817 shares of restricted Common Stock of Better for You Wellness, Inc. to MRKTS Group Inc. for consulting services provided. This transaction did not result in MRKTS Group Inc. owning 5% or more of any class of securities of the issuer. From August 24, 2021 to August 25, 2021, Green Ohio Ventures, LLC distributed, at no cost and in various quantities, a total of 24,137,499 shares of restricted Common Stock of Better for You Wellness, Inc. to 18 of its 20 members. No shares were distributed from GOHV to Ian James and Stephen Letourneau. The aforementioned transaction(s) did not result in any individual shareholder owning 5% or more of any class of securities of the issuer. The aforementioned transaction was carried out as it was deemed by GOHV to be in the best interests of its members. In light of the transactions which occurred on August 24 and 25, 2001, for the purposes of GOHV’s holdings in the Company, Ian James and Stephen Letourneau shall each be considered 50% beneficial owners of any shares held by GOHV in the Company.

(4)	Based on 700,000 shares of the Company’s Series A Preferred Stock issued and outstanding as of June 9, 2023.

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

Director Independence

See “Directors, Executive Officers and Corporate Governance -Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by GBQ Partners LLC (“GBQ”) CPA, PCAOB ID No. 1808, our independent registered public accounting firm, for the years ended February 28, 2023 and 2022. GBQ Partners LLC did not bill us for other services during those periods.

	2023	2022
Audit fees (1)		$25,000
Audited related fees (2)		$5,000
Tax fees (3)		-
All other fees (4)		$5,350
Total	$	35,350

(1)
Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year- end statutory and regulatory filings or engagements.

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

PART IV

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended February 28, 2023
Filed herewith.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended February 28, 2023
Filed herewith.

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Furnished herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.

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
BETTER FOR YOU WELLNESS, INC.

Dated: June 9, 2023	By:	/s/ Ian James
Ian James
Chief Executive Officer ( principal executive officer, principal financial officer and principal accounting officer)
POWER OF ATTORNEY

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

Dated: June 9, 2023	By:	/s/ Ian James
Ian James Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

	By:	/s/ Stephen Letourneau
Dated: June 9, 2023		Stephen Letourneau Director

	By:	/s/ Montel Williams
Dated: June 9, 2023		Montel Williams

	By:	/s/ Joseph J. Watson
Dated: June 9, 2023		Joseph J. Watson

	By:	/s/ David H. Deming
Dated: June 9, 2023		David H. Deming

	By:	/s/ Christina Jefferson
Dated: June 9, 2023		Christina Jefferson

