Form 10-Q
period 2023-05-31
Better For You Wellness, Inc.
filed 2023-07-17
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD
ENDED May 31, 2023

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

As
of July 1
7
, 2023
, there were 404,990,181 shares of Common Stock and
700,000
shares of Series A Preferred Stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	( Unaudited )
	May 31, 2023	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$17,776	$13,773
Accounts receivable	2,013	1,460
Prepaid expenses	10,931	18,493
Other receivable	19,857	—
Inventory	416	979
Total current assets	50,993	34,705
Equipment, net	1,353	1,547
Goodwill	583,484	583,484
Right-of-use assets - operating leases	214,003	—
Total assets	$849,833	$619,736

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$485,933	$391,553
Deferred compensation	479,919	379,759
Notes payable- related party	433,500	293,000
Accrued interest	78,843	60,243
Operating lease liabilities - current portion	72,911	—
Convertible notes payable, net of discount	620,000	594,804
Notes payable - paypal capital	1,876	2,103
Notes payable - shopify capital	103	121
Total current liabilities	2,173,085	1,721,583
Long-term liabilities
Lease liability- net of current portion	141,092	—
Total long-term liabilities	141,092	—
Total liabilitie s	2,314,177	1,721,583

Stockholders’ deficit:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 700,000 shares issued and outstanding as of May 31, 2023 , and February 28, 2023)	70	70
Common stock ($0.0001 par value, 500,000,000 shares authorized, 404,114,987 and 404,014,987 issued and outstanding as of May 31, 2023 , and February 28, 2023, respectively)	40,413	40,403
Additional paid in capital	5,318,659	4,933,281
Accumulated deficit	(6,823,486)	(6,075,601)
Total stockholders' deficit	(1,464,344)	(1,101,847)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$849,833	$619,736

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended May 31,
		As Restated
	2023	2022
Revenue
Merchandise sales	$1,850	$306
Cost of goods sold	932	6,069
Gross profit (loss)	918	(5,763)

Operating expenses
Share based expenses	392,950	768,313
Selling, general and administrative	312,056	196,996
Total operating expenses	705,006	965,309

Operating loss	(704,088)	(971,072)

Other expense
Interest expense	(43,797)	(5,063)
Total other expense	(43,797)	(5,063)

Net loss	$(747,885)	$(976,135)

Net loss per common shares outstanding – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	404,081,291	363,657,794

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR
THE
THREE MONTHS ENDED MAY 31, 2023 AND 2022
(Unaudited)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Cancelable	Deficit	Total

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$2,395,265	(250,000)	$(2,548,176)	$(365,766)

Common shares cancelled and returned to the company	(7,048,873)	(705)	—	—	(249,295)	250,000	—	—

Common shares issued for shares payable	325,000	33	—	—	(33)	—	—	—

Common shares issued for services to company	5,085,000	509	—	—	272,226	—	—	272,735

Common shares issued for purchase of Mango Moi	11,000,000	1,100	—	—	548,900	—	—	550,000

Stock option expense	—	—	—	—	495,578	—	—	495,578

Warrants issued	—	—	—	—	13,514	—	—	13,514

Debt forgiveness	—	—	—	—	49,686	—	—	49,686

Net loss for the year	—	—	—	—	—	—	(976,135)	(976,135)

Balances, May 31, 2022	380,108,169	$38,012	700,000	$70	$3,525,841	$—	$(3,524,311)	$39,612

Balances, February 28, 2023	404,014,987	$40,403	700,000	$70	$4,933,281	$—	$(6,075,601)	$(1,101,847)

Common shares issued for services to the company	100,000	10	—	—	940	—	—	950

Stock option expense	—	—	—	—	384,438	—	—	384,438

Net loss for the year	—	—	—	—	—	—	(747,885)	(747,885)

Balance May 31, 2023	404,114,987	$40,413	700,000	$70	$5,318,659	$—	$(6,823,486)	$(1,464,344)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	For the Three Months Ended May 31
		Restated
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(747,885)	$(976,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	385,388	768,313
Amortization of debt discount & issuance costs	25,196	12,139
Depreciation	194	194
Changes in Operating Assets and Liabilities:
Accounts receivable	(553)	—
Inventory	563	6,060
Prepaid expenses	7,562	—
Other receivable	(19,857)	—
Accounts payable	94,380	(213,593)
Accrued interest	18,600	5,063
Deferred compensation	100,160	100,160
Other current liabilities	(245)	(316)
Net Cash Used in Operating Activities	(136,497)	(298,115)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(6,087)
Purchases of property and equipment	—	(2,323)
Net Cash Used in Investing Activities	—	(8,410)

Cash Flows from Financing Activities:
Payment of debt issuance cost	—	(28,320)
Proceeds from convertible loan, net of original issue discount	—	279,000
Notes payable- related party	140,500	—
Notes payable- LT	—	(174)
Expenses contributed to capital	—	49,686
Net Cash Provided by Financing Activities	140,500	300,192

Net increase/(decrease) in cash	4,003	(6,333)
Cash at beginning of the year :	13,773	9,642
Cash at end of the year :	$17,776	$3,309

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Common stock issued for acquisition	$—	$550,000
Common stock issued to settle liability	—	17,500
Discount on Notes Payable for Warrants	$—	$13,514

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR
 THE
THREE MONTHS ENDED MAY 31, 2023 AND 2022
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
 In September, 2022
, The Jordre Well announced its portfolio of products from Stephen James Curated Coffee Collection (“SJCCC”), the Company’s premium coffee brand, which is now being sold through Amazon.com and is in discussion with major national retailers. The e-commerce giant carries 8 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe. Additionally, the deal contemplates Coffee Holding Company continuing its global purchase of coffee beans, manufacturing, distribution, and licensure of its Cafe Caribe and Harmony Bay to The Jordre Well for Hemp infusion.

The Company’s current business plan is to explore and evaluate various opportunities in the plant-based food and beverage and consumer packaged goods sectors, including but not limited to, mergers, acquisitions, or business combination transactions. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business
combination rather than immediate, short-term earnings.

The Company’s main office is located at 1349 East Broad Street, Columbus OH 43205.

Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mango Moi and Glow Markets, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Significant Accounting Policies and Use of Estimates:

There were no material changes in the Company’s significant accounting policies for the three months ended
May 31
, 2023 as compared to the year ended February 28, 2023
 except for lease accounting for operating lease entered into in Q1, where the
company has applied Accounting Standards Codification (ASC) 842 (
See
 Note 8). Further, see
Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ significantly from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates of stock option valuation, Right-of-use assets - operating leases, lease liability and the valuation allowance associated with the Company’s deferred tax assets.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of May 31, 2023 and for the related periods presented, have been included. The results for the three-months period ended May 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2023 issued on June 9, 2
023.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of May 31
,
2023
 and
February 28
, 2022
, the Company had no deferred revenues.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s unaudited condensed consolidated financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The prepa
rat
ion of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make th
e financial statements not misleading have been included. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company c
onsi
ders all highly liquid investments with an original maturity of t hree mont
hs or less when purchased to be cash equivalents. Cash and cash equivalents at May 31, 2023 and February 28, 2023 were $17,776 and $ 13,773 respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straigh
t-line m
ethod over
the estimated useful lives of the related assets (primarily three to five years).

Inventory

Inventories, which include the costs of material, labor and overhead, are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.

Better Suds manufactures only what it sells in a drop ship business model, therefore the Company had
$416 and
$979 in inventory as of May 31, 2023
 and February 28, 2023.

Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at May 31, 2023 as
a
100
% valuation allowance has been established on deferred tax assets at May 31, 2023 and February 28, 2023, due to the uncertainty of our ability to realize future taxable income.

Basic/ Diluted Earnings (Loss) Per Share

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

The Company does not have any potentially dilutive instruments as of May 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. The se financ
ial instruments include accounts receivable, prepaid expenses, inventory, accounts payable, deferred compensation, notes payable-related party
, lease liability current portion
and convertible notes.

Related Parties

The Company follows ASC 850,
Related Party Disclosures,
for the identification of related parties and disclosure of re lated part
y transactions. See notes
8
 and
9
below for details of related party transactions in the period presented

Leases:

We determine if an arrangement is a lease at inception. Op
erating
leases are included in Right-of-use assets - operating leases (“ROU”) as assets, Lease liability- net of current portion and Operating lease liabilities - current portion in our balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases do not provide an implicit rate
, the Company elected the practical expedient to utilize the risk-free rate to determine the present value of lease payments.
The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

On April 1, 2023, the Company entered into office Lease Agreement, for 9,247 square feet office in Columbus, OH. The lease has a term of 3 years starting from April 1, 2023 to March 31, 2026. The lease does not provide an implicit rate. the Company elected the practical expedient to utilize the risk-free rate to determine the present value of lease payments. Therefore, we have adopted a treasury rate of 3.81%.

The lease includes the following physical space: 9,247 square feet (SF) on the first, second, and third floors, the 3,000 SF of storage and fulfillment in the sublevel finished basement, and nearly 1,000 SF of lab space in the first floor of the Carriage House (a cumulative total of approximately 10,247 SF), and secure off-street parking.

Share-Based Compensation

ASC 718, “
Compensation – Stock Compensation
”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair val
ues. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of May 31, 2023 and February 28, 2023.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 is
effective for us in the first quarter of

fiscal year 2024. The
adoption of
ASU No. 2016-13 resulted in no change in the allowance for doubtful accounts
.

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

Note 4 - Convertible Note Payable

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

On July 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated
April

12
,
20
22
 to 180 calendar days to file the initial Registration Statement and 270 calendar days to have it declared effective. On October 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated
April
12
,2022
until February 9, 2023, and to have the Registration Statement become effective on or before February 9, 2037.

As of May 31, 2023, and February 28, 2023 the balances were $620,000 and $594,804 respectively.
The interest payable for the three-month period ending May 31,2023 and 2022 is $18600 and 5,063 respectively. The debt discount amortized for the three-month period ending May 31,2023 and 2022 is $25,196 and $12,139 respectively.

Note 5 - Accounts Receivable

The following table summarizes the Company’s accounts receivable.

	(Unaudited) For the Three Months Ended May 31, 2023	For the Year Ended February 28, 2023
Accounts Receivable, Gross	$2,013	$1,460

Less: Allowance for Credit Losses	—	—

Accounts Receivable, Net	$2,013	$1,460

Note 6
 - Property and Equipment, net

The Company’s property and equipment for the three months period ended May 31, 2023 and year ended February 28, 2023 are as follows:

	(Unaudited) For the Three Months Ended May 31, 2023	For the Year Ended February 28, 2023
Equipment	$2,323	$2,323

Less: Accumulated Depreciation	970	776

Equipment, net	$1,353	$1,547

The Company recorded depreciation expense of $194 and $194 in the three months ended May 31, 2023 and 202
2,
 respectively.

Note 7 – Operating Lease Right of Use Asset and Lease Liability

On April 1, 2023, the Company entered into a lease agreement to lease 9,247 square feet office in Columbus, OH. The lease commenced on April 1, 2023, for the next three years starting from April 1, 2023 to March 31, 2026, with two one-year options to extend. At this time management has not deemed it probable to exercise these options and as such the additional term has not been considered in the calculation of the Right of Use Asset.
The monthly rental payment is $6,650 has been accrued for April and May 2023.

Upon adoption of this lease, a ROU asset was obtained in exchange for new operating lease liability totaling $225,887. The company uses the implicit rate when it is readily determinable. If the Company’s lease does not provide an implicit rate, the Company elected the practical expedient to utilize the risk-free rate to determine the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The lease does not provide an implicit rate. Therefore, we have adopted the treasury rate of 3.81%.

The lease includes the following physical space: 9,247 square feet (SF) on the first, second, and third floors, the 3,000 SF of storage and fulfillment in the sublevel finished basement, and nearly 1,000 SF of lab space in the first floor of the Carriage House (a cumulative total of approximately 10,247 SF), and secure off-street parking.

Operating lease right of use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at

the commencement date.

Future lease payments are as follows:

For the twelve months ending May 31	Operating Lease
2024	79,800
2025	79,800
2026	66,500
Total lease payments	226,100
Less: present value discount	(12,097)
Total lease liabilities	214,003
Less: current portion	(72,911)
Non-current lease liabilities	141,092

The following table set forth additional information pertaining to our leases:

For the three months ending May 31,	2023
Cash paid for amounts included in the measurement of lease liabilities:	—
Operating cash flows from operating leases	—
Weighted average remaining lease term – operating leases	2.8 years
Weighted average discount rate – operating leases	3.81%

- Notes
Payable
-
Related Party

As of May 31, 2023 and February 28, 2023 the balance of Notes payable related party was $433,500 and $293,000 respectively.

During the three months period ended May 31
,
2023, Company received $158,000 from GOV wholly owned subsidiary of Ian James and the original loan payable of $35,000 acquired from Mango Moi, LLC with balancing amount of $17,500 was fully re-
paid to the lender. These are non-interest bearing and unsecured and payable on demand.

During the year ended February 28, 2023, Company received $32,500 from Mr. James, $48,000 from GOV wholly owned subsidiary of Ian James
 and
 $195,000 from our Audit Chairman, David Deming . These are non-interest bearing and unsecured and payable on demand.

In addition, the Company acquired $35,000 on October 12,2022 a loan payable by Mango Moi, LLC to a related party of the seller, Amanda Cayemitte. The Board of Directors authorized the issuance of 760,870 Common Shares @ $0.023 per share to retire $17,500 of the $35,000 loan and remaining balance of $ 17,500 was paid in cash during the quarter ending May 31,2023.

Note
9
 – Deferred Compensation

The Company has recognized $479,919
and $379,759
in deferred compensation
 as of May 31, 2023 and February 28, 2023 respectively and are related to the Employment Agreements for Chief Executive Officer, Chief Branding Officer and Chief Business Development Officer.

Note 1
0
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

Note 1
1
 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 and 700,000 shares issued and outstanding as of May 31, 2023 and February 28, 2023, respectively.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 404,114,987 and 404,014,987 shares of common stock issued and outstanding as of May 31, 2023 and February 28, 2023, respectively.

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

On May 26, 2022,
11,000,000
shares of Restricted Common Stock were issued to the two Sellers of Mango Moi, LLC (See Note 1). The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $
550,000
.

During the period ended May 31, 2022
, a total of
325,000
shares of Restricted Common Stock were sold to two shareholders for proceeds totaling approximately $
40,248
.

On March 31, 2023
,
100,000
shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $
950
.

Shares Cancelable

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

No shares were
cancelled
during three months period ended May 31, 2023.

Stock Options

During the year ended February 28, 2023, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 14,000,000 fully vested on February 28, 2023. The remaining 6,000,000 shares vest over the next year. The outstanding options have an exercise price of $.25 per share. These options expire 5 years after issuance.

The Company fair valued the options on the grant date at $4,853,749 using a Black-Scholes option pricing model. The following assumptions: stock price of $.22 per share (based on the quoted trading price on the date of grant 9/30/2021), volatility of 172%, expected term of 5 years, and a risk-free interest rate range of 1.01% for options with grant date September 30,2021 and assumptions for option granted on January 1,2022: stock price of $.11 per share (based on the quoted trading price on the date of grant 1/1/2022) , volatility of 163%, expected term of 5 years, and a risk-free interest rate range of 1.26%.

The Company is amortizing the expense using straight line method over the vesting terms of each. The total stock option expense for the three months period ended May 31, 2023 and
2022 were
$384,438 and $495,577 respectively.

Stock option granted to Director Leslie Bumgarner totaled $703,891 expired due to resignation effective December 31, 2021and stock option granted totaled $ 444,563 to Dr. Nicola Finley was forfeited on her resignation dated June 18, 2022.

The total unamortized stock option expense for the period ended May 31, 2023 and year ending February 28, 2023 was $230,175 and $614,613 respectively.

Note 1
2
 - Goodwill

While changes in circumstances requiring a goodwill impairment test have not been identified for the period ended May 31, 2023. The Company will continue to monitor circumstances, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the car rying value in the future, goodwill impairment charges may be incurred.

On an annual basis and more frequently based on triggering events, as of February 28 of each year, management reviews goodwill for impairment.

Note 13 – Business Combination

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

Note 14 - Commitments and Contingencies

Employment Agreements

On July 21, 2022 the Company’s Compensation Committee approved a formal Employment Agreement with Ian James, the Company’s Chief Executive Officer, Stephen Letourneau, the Company’s Chief Branding Officer and Jacob Ellman, the Company’s Chief Business Development Officer.

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

Employee shall be permitted to carry over into the following year of employment a maximum of five days of Personal Leave; however, as of
December 31, Employee shall forfeit unused Personal Leave benefits above five days. Further, Employee shall not be p ermitted
to carry over or accumulate more than
five
days of Personal Leave from one year to the next.

Note 15 - Subsequent Events

The outstanding promissory notes of Mast Hill Fund L.P. dated April 12, 2022 and June 7, 2022 is under consideration for debt modification and extension, and will be reflected subsequently.

The Company is preparing to re-file Form 14-C to increase the Authorized Common Shares from 500,000,000 to 1,000,000,000. This follows a filing of Form 14-C last year that was suspended at that time. The increase in Authorized Common Shares is necessary to effectuate all-stock acquisitions of companies.

On June 23, 2023, the Company notified Cannuka that it was Terminating its Letter of Intent to acquire the Hemp CBD Skincare Company given the challenging market conditions Cannuka suffered due to headwinds from COVID, and lack of FDA guidance. While the Company saw promise in the acquisition of Cannuka, it instead has chosen to focus on the brands in development and to close the Letter of Intent on The Ideation Lab, The Jordre Well and Stephen James Curated Coffee Collection, the latter of which began selling in North America’s largest grocer, Kroger at the end of June 2023, initial sell-thru data appear promising.

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

As an early-stage company, our Company generated $1,
850 and
$306 in revenue for the three months ended May 31 , 2023, and 2022 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

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

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling General, and Administrative (“SG&A”). The Company engaged Anthony L.G., PLLC as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services and securities counsel. Payroll expenses, including deferred compensation, were the single largest category of cash expenditures for the quarter. Pursuant to their Employment Agreements, Ian James, Stephen Letourneau and Jacob Ellman have deferred compensation. Accordingly, the following represents each individual’s deferred compensation since March 1, 2022: Ian James has deferred $235,895, Stephen Letourneau has deferred $183,204, and Jacob Ellman has deferred $60,820. Effective May 2023 the board has approved the conversion of at least 66% of deferred compensation of both Mr. James and Mr. Letourneau into restricted Common Shares at a $0.037 per share price as and when exercised to be consistent with the Mast Hill per share pricing. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as accounting, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of May 31, 2023, the Company had no deferred revenues.

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

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:
	(Unaudited) For the Three Months Ended May 31,
	2023		2022
Revenues		$1,850	$306
Cost of Goods		932	6,069
Gross Profit and Gross Margin		918	(5,763)
Operating Expenses		705,088	965,309
Net (Loss) Income	$	(704,088)	$(976,135)

The company generated $1,850 and $306 for the three months ended May 31, 2023, and 2022 respectively, an increase of $1,544 or 504.58%.
The increase was due to the Company having sales from its Mango Moi operation.

Cost of Goods Sold

We recorded $
932 and
$6,069 for Cost of Goods Sold for the three months ended May 31,2023, and 2022 respectively, a decrease of $
5,137 and 84.64%
.

Gross Profit and Gross Margin

We recorded $
918
and $5,763 in gross profit and loss respectively for the three months ended May 31, 2023, and 2022 respectively, an increase loss by of $
6,681 and 115.93%.
The increase was due to the increase in sales and the streamlining of manufacturing.

Operating Expenses

We recorded $
705,088 and
$965,309 in operating expenses for the three months ended May 31, 2023, and 2022 respectively

We incurred $
260,221
in lower Operating Expenses for the three months ended May 31, 2023 due to approximately $392,950 in share-based expenses, and approximately $
115,060
increase in general and administrative expenses, compared to $768,313 and $ 196,996 in share-based expenses, and general administrative expenses, respectively, for the three months ended May 31,
2022
. The decrease in operating expenses was due to reduced stock option expenses for Independent Directors with the vacancy of one Independent Board member, and reduction in legal fees, marketing expenses, membership subscriptions, licenses, and software and applications.

Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of May 31, 2023 the Company has incurred a net loss of approximately $
738,151
resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $
157,056
the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2023, we have completed only three taxable fiscal years.

Net (Loss) Income

We recorded a loss of $
747,885
and $ 976,135 for the three months ended May 31, 2023 and 2022 respectively. We recorded a lower net loss during this period compared to the same quarter of the prior year due to reduced operating expenses during the period.

Liquidity and Capital Resources

Our cash balance was $17,776 and $13,773 as of May 31,2023, and 2022 respectively. We presently are largely reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors Company received $158,000 loan from GOV wholly owned subsidiary of Ian James in the three months ended May 31, 2023.

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

As of May 31, 2023, our management, with the participation of, and under the supervision of, our Chief Executive Officer and fractional Chief Financial Officer, evaluated the effectiveness of the design and the operation of our disclosure controls and procedures. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of
May 31,2023
, due to the identification of a material weakness in the Company’s internal control over financial reporting as of
May 31,2023
.

Remediation of Material Weakness

We are in the process of implementing improvements and remedial measures in response to the material weakness, including the hiring of a fractional Chief Financial Officer with over 24 years of diverse professional experience in financial reporting and auditing under GAAP and IFRS, with expertise in PCAOB audits. Additionally, we entered into an agreement with Apari Solutions for accounting and audit-related services. Established in 2018, Aprari Solutions is a leading audit and accounting firm in India with a team consisting of qualified CPAs, Chartered Accountants, CFAs, Ph.D. and MBAs from top institutions, and experienced professionals well-trained in GAAP and PCAOB audit standards and procedures.

Changes in Internal Control over Financial Reporting

Since September 1, 2022, and in connection with the evaluation required by Rule 13a-15 under the Exchange Act as of May 31, 2023, the Company has made changes to its internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting, including those changes set forth under “—Remediation of Material Weakness.”

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2023.(2)

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2023.(2)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance Document.(3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Link baseDocument.(3)
101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document.(3)
101.LAB	Inline XBRL Taxonomy Extension Label Link base Document.(3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Link baseDocument.(3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Form 10-12G, as filed with the SEC on March 23, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
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

Dated: July 17, 2023

