Form 10-Q
period 2023-08-31
Better For You Wellness, Inc.
filed 2023-10-16
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023

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

As of October
1
6
, 2023, there were 419,209,183 shares of Common Stock and 700,000 shares of Series A Preferred Stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	August 31, 2023	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,209	$13,773
Accounts receivable	2,259	1,460
Prepaid expenses	10,020	18,493
Other receivable	29,324	—
Inventory	910	979
Total current assets	45,722	34,705
Equipment, net	1,159	1,547
Goodwill	583,484	583,484
Right-of-use assets - operating leases	196,034	—
Total assets	$826,399	$619,736

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$614,840	$391,553
Deferred compensation	248,976	379,759
Notes payable- related party	291,500	293,000
Accrued interest	104,348	60,243
Operating lease liabilities - current portion	73,608	—
Convertible notes payable, net of discount	620,000	594,804
Notes payable - paypal capital	1,876	2,103
Notes payable- shopify capital	103	121
Total current liabilities	1,955,251	1,721,583
Long-term liabilities
Lease liability- net of current portion	122,426	—
Total long-term liabilities	122,426	—
Total liabilities	2,077,677	1,721,583

Commitments and contingencies (Note 14)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 700,000 shares issued and outstanding as of August 31, 2023 and February 28, 2023)	70	70
Common stock ($0.0001 par value, 500,000,000 shares authorized, 419,209,183 and 404,014,987 issued and outstanding as of August 31, 2023 and February 28, 2023, respectively)	41,923	40,403
Additional paid in capital	6,016,408	4,933,281
Accumulated deficit	(7,309,679)	(6,075,601)
Total stockholders' deficit	(1,251,278)	(1,101,847)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$826,399	$619,736

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
		As Restated		As Restated
	2023	2022	2023	2022
Revenue
Merchandise sales	$1,804	$1,716	$3,654	$2,022
Cost of goods sold	(381)	(3,489)	(1,313)	(9,558)
Gross profit (loss)	1,423	(1,773)	2,341	(7,536)

Operating expenses
Share based expenses	180,718	227,619	573,668	995,932
Selling, general and administrative	281,394	446,262	593,450	643,257
Total operating expenses	462,112	673,881	1,167,118	1,639,189

Operating loss	(460,689)	(675,654)	(1,164,777)	(1,646,725)

Other expense
Interest expense	(25,505)	(17,980)	(69,301)	(23,043)
Total other expense	(25,505)	(17,980)	(69,301)	(23,043)

Net loss	$(486,194)	$(693,634)	$(1,234,078)	$(1,669,768)

Net loss per common shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	411,804,068	372,031,446	407,943,223	372,031,446

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 AND 2022
(Unaudited)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Cancelable	Deficit	Total
THREE MONTHS
Balance May 31, 2023	404,114,987	$40,413	700,000	$70	$5,318,659	$—	$(6,823,485)	$(1,464,343)

Common shares issued for services to the company	875,194	88	—	—	10,912	—	—	11,000

Common shares issued for settlement of debt	5,270,271	527	—	—	194,473	—	—	195,000

Common shares issued for settlement of deferred compensation	8,948,731	895	—	—	330,208	—	—	331,103

Stock option expense	—	—	—	—	162,156	—	—	162,156

Net loss	—	—	—	—	—	—	(486,194)	(486,194)

Balance August 31, 2023	419,209,183	$41,923	700,000	$70	$6,016,408	$—	$(7,309,679)	$(1,251,278)

Balances, May 31, 2022	380,108,169	$38,012	700,000	$70	$3,525,841	$—	$(3,524,310)	$39,613

Common shares issued for services to the company	5,060,000	506	—	—	250,192	—	—	250,698

Common shares issued for cash received	30,282	3	—	—	3,747	—	—	3,750

Stock option expense	—	—	—	—	421,484	—	—	421,484

Warrants issued	—	—	—	—	17,188	—	—	17,188

Forfeiture of stock compensation	—	—	—	—	(444,563)	—	—	(444,563)

Net loss	—	—	—	—	—	—	(693,634)	(693,634)

Balances, August 31, 2022	385,198,451	$38,521	700,000	$70	$3,773,889	$—	$(4,217,944)	$(405,464)

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 AND 2022
(Unaudited)

	Common Shares		Class A Preferred Shares
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Shares Cancelable	Accumulated Deficit	Total
SIX MONTHS
Balances, February 28, 2023	404,014,987	$40,403	700,000	$70	$4,933,281	$—	$(6,075,601)	$(1,101,847)

Common shares issued for services to the company	975,194	98	—	—	11,852	—	—	11,950

Common shares issued for settlement of debt	5,270,271	527	—	—	194,473	—	—	195,000

Common shares issued for settlement of deferred compensation	8,948,731	895	—	—	330,208	—	—	331,103

Stock option expense	—	—	—	—	546,594	—	—	546,594

Net loss	—	—	—	—	—	—	(1,234,078)	(1,234,078)

Balance August 31, 2023	419,209,183	$41,923	700,000	$70	$6,016,408	$—	$(7,309,679)	$(1,251,278)

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$2,395,265	(250,000)	$(2,548,176)	$(365,766)

Common shares cancelled and returned to the Company	(7,048,873)	(705)	—	—	(249,295)	250,000	—	—

Common shares issued for shares payable	325,000	33	—	—	(33)	—	—	—

Common shares issued for services to the company	10,145,000	1,015	—	—	522,418	—	—	523,433

Common shares issued for purchase of Mango Moi	11,000,000	1,100	—	—	548,900	—	—	550,000

Common shares issued for cash received	30,282	3	—	—	3,747	—	—	3,750

Forfeiture of stock compensation	—	—	—	—	(444,563)	—	—	(444,563)

Stock option expense	—	—	—	—	917,062	—	—	917,062

Warrants issued	—	—	—	—	30,702	—	—	30,702

Debt forgiveness	—	—	—	—	49,686	—	—	49,686

Net loss	—	—	—	—	—	—	(1,669,768)	(1,669,768)

Balances, August 31, 2022	385,198,451	$38,521	700,000	$70	$3,773,889	$—	$(4,217,944)	$(405,464)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended August 31
		Restated
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,234,078)	$(1,669,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	558,544	995,932
Amortization of debt discount & issuance costs	25,196	49,475
Depreciation	388	388
Changes in Operating Assets and Liabilities:
Accounts receivable	(799)	(123)
Inventory	69	7,899
Related party receivable	—	(107,068)
Prepaid expenses	8,473	—
Other receivable	(29,324)	—
Accounts payable and accrued expenses	223,287	(117,587)
Accrued interest	44,105	23,043
Deferred compensation	200,320	190,320
Other current liabilities	(245)	(1,409)
Net Cash Used in Operating Activities	(204,064)	(628,898)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(6,087)
Purchases of property and equipment	—	(2,323)
Net Cash Used in Investing Activities	—	(8,410)

Cash Flows from Financing Activities:
Payment of debt issuance cost	—	(56,640)
Proceeds from convertible loan, net of original issue discount	—	558,000
Proceeds received from Notes payable- related party	211,000	75,000
Repayment of Notes payable- related party	(17,500)	—
Common stock issuance	—	3,750
Expenses contributed to capital	—	49,686
Net Cash Flows from Financing Activities	193,500	629,796

Net decrease in cash	(10,564)	(7,512)
Cash at beginning of the year:	13,773	9,642
Cash at end of the year:	$3,209	$2,130

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisition	$—	$550,000
Common stock issued to settle liability	—	17,500
Discount on Notes Payable for warrants	—	30,702
Common stock issued for settlement of debt	195,000	—
Common stock issued for settlement of deferred compensation	$331,103	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.
5

BETTER FOR YOU WELLNESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2023 AND 2022
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

The Company intends to acquire The Ideation Lab, LLC and its functional beverage division, The Jordre Well. The Ideation Lab is a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand, E.J. Well Co, a women’s wellness brand, and others. The Jordre Well is a functional beverage company that is 49% owned by Coffee Holding Co., Inc. (NASDAQ: JVA), a leading integrated wholesale coffee roaster and dealer in the United States. In September, 2022, The Jordre Well announced its portfolio of products from Stephen James Curated Coffee Collection (“SJCCC”), the Company’s premium coffee brand, which is now being sold through Amazon.com and is in discussion with major national retailers. The e-commerce giant carries 8 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe. Additionally, the deal contemplates Coffee Holding Company continuing its global purchase of coffee beans, manufacturing, distribution, and licensure of its Cafe Caribe and Harmony Bay to The Jordre Well for Hemp infusion.

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

On September 18, 2023, the company entered into Membership Interest Purchase Agreement (MIPA) with The Ideation Lab, LLC, an Ohio limited liability company (TIL)(“sellers”). The purchase price as determined is $3M valuation. In connection with MIPA agreement On October 1, 2023, each Seller was given the choice to receive their pro-rata portion of the Consideration Shares in the form of restricted Better For You Wellness, Inc. Series A Preferred Stock $0.0001 par value or restricted Better For You Wellness, Inc. Common Stock par value $0.0001. Each share of BFYW Preferred Stock has voting rights equal to one thousand (1,000) votes of each share of BFYW Common Stock.

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

Significant Accounting Policies and Use of Estimates:

There were no material changes in the Company’s significant accounting policies for the six months ended August 31, 2023 as compared to the year ended February 28, 2023 except for lease accounting for operating lease entered into in Q1, where the company has applied Accounting Standards Codification (ASC) 842 (See Note 7). Further, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of August 31, 2023 and for the related periods presented, have been included. The results for the six-months period ended August 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2023 issued on June 9, 2023.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of August 31, 2023 and 2022, the Company had no deferred revenues.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at August 31, 2023 and February 28, 2023 were $3,209 and $ 13,773 respectively.

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

Better Suds manufactures only what it sells in a drop ship business model, therefore the Company had $910 and $979 in inventory as of August 31, 2023 and February 28, 2023 respectively.
7

Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2023 as a 100% valuation allowance has been established on deferred tax assets at August 31, 2023 and February 28, 2023, due to the uncertainty of our ability to realize future taxable income.”

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

The Company does not have any potentially dilutive instruments as of August 31, 2023 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, prepaid expenses, other receivable, inventory, accounts payable, deferred compensation, notes payable-related party, lease liability current portion and convertible notes.

Related Parties

The Company follows ASC 850,
Related Party Disclosures,
for the identification of related parties and disclosure of related party transactions. See notes 8 and 9 below for details of related party transactions in the period presented

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases do not provide an implicit rate, the Company elected the practical expedient to utilize the risk-free rate to determine the present value of lease payments. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

On April 1, 2023, the Company entered into office Lease Agreement, for
9,247
square feet office in Columbus, OH. The lease has a term of 3 years starting from April 1, 2023 to March 31, 2026. The lease does not provide an implicit rate; therefore, the Company elected the practical expedient to utilize the risk-free rate to determine the present value of lease payments. Therefore, we have adopted a treasury rate of 3.81%.

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

Except as specified for the Independent Directors’ compensation, the Company had no
stock-based compensation plans as of August 31, 2023 and February 28, 2023.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Credit Losses - Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables, by replacing today’s “incurred loss” approach with an “expected loss” model under which allowances will be recognized based on expected rather than incurred losses. ASU No. 2016-13 is effective for us in the first quarter of fiscal year 2024. The adoption of ASU No. 2016-13 resulted in no change in the allowance for doubtful accounts.

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

Note 4 - Convertible Note Payable

(A)
On April 12, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., in which Mast Hill purchased a promissory note, with a principal amount of $
310,000
for a purchase price of $
279,000
(the "Note"). The closing of the Purchase Agreements occurred on April 12, 2022. The Note bears an original issue discount of $
31,000
, and interest of 12% per year and mature on April 12, 2023 (the "Maturity Date"). The Note is convertible into shares of the Company's common stock at conversion price of $
0.037
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

(B)
On June 7, 2022, the Company entered into a second Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”). The first Security Purchase Agreement with Mast Hill Fund, L.P. was entered On April 12, 2022. Pursuant to the June 7, 2022 Security Purchase Agreement, Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the “Note”). The closing of the Purchase Agreements occurred on June 7, 2022. The Note bears an original issue discount of $31,000, each bear interest of 12% per year and mature on June 7, 2023 (the “Maturity Date”). In current quarter the note was in default and default interest rate of 16% was applied from original date of maturity June 7, 2023 to August 31, 2023. The Note is convertible into shares of the Company’s common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

(C)	Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

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

On July 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated April 12,2022 to 180 calendar days to file the initial Registration Statement and 270 calendar days to have it declared effective. On October 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated April 12,2022 until February 9, 2023, and to have the Registration Statement become effective on or before February 9, 2037.

Subsequently,
i
n September 2023, the company entered into the amendment of promissory note of Mast Hill Fund L.P. dated April 12, 2022 and June 7, 2022. The outstanding principal balance of the note and the interest rate will both increase as a result of the amendment, and the maturity date has been extended to September 13, 2024.

As of August 31, 2023, and February 28, 2023 the balances were $620,000 and $594,804, with accrued interest of $104,348 and $60,243 respectively.

Note 5 - Accounts Receivable

The following table summarizes the Company’s accounts receivable.

	(Unaudited) For the Six Months Ended August 31, 2023	For the Year Ended February 28, 2023
Accounts Receivable, Gross	$2,259	$1,460

Less: Allowance for Credit Losses	—	—

Accounts Receivable, Net	$2,259	$1,460

Note 6 - Property and Equipment, net

The Company’s property and equipment for the six months period ended August 31, 2023 and year ended February 28, 2023 are as follows:

	(Unaudited)
	For the Six Months Ended August 31, 2023	For the Year Ended February 28, 2023
Equipment	$1,547	$2,323

Less: Accumulated Depreciation	(388)	(776)

Equipment, net	$1,159	$1,547

The Company recorded depreciation expense of $388 and $388 in the six months ended August 31, 2023 and 2022, respectively.

Note 7 – Operating Lease Right of Use Asset and Lease Liability

On April 1, 2023 Company entered into the lease agreement to lease 9,247 square feet office in Columbus, OH. The lease commenced on April 1, 2023, for the next three years starting from April 1, 2023 to March 31, 2026, with two one-year options to extend. The monthly rental payment is $6,650 has been accrued for June, July and August 2023.

ROU asset obtained in exchange for new operating lease liability amounting $225,887. The company uses the implicit rate when it is readily determinable. If the Company’s lease does not provide an implicit rate, the Company elected the practical expedient to utilize the risk-free rate to determine the present value of lease payments. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The lease does not provide an implicit rate. Therefore, we have adopted a treasury rate of 3.81%.

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

Future lease payments are as follows:

For the twelve months ending August 31	Operating Lease
2024	79,800
2025	79,800
2026	46,550
Thereafter	—
Total lease payments	206,150
Less: present value discount	(10,116)
Total lease liabilities	196,034
Less: current portion	(73,608)
Non-current lease liabilities	122,426

The following table set forth additional information pertaining to our leases:

For the six months ending August 31,	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,650
Weighted average remaining lease term – operating leases	2.6 years
Weighted average discount rate – operating leases	3.81%

Note 8- Notes Payable - Related Party

As of August 31, 2023 and February 28, 2023 the balance of Notes payable related party was $291,500 and $293,000 respectively.

During the six months period ended August 31, 2023, Company received $171,000 from GOV wholly owned subsidiary of Ian James, $50,000 from our Audit Chairman David Deming. The original loan of $35,000 that was obtained from Mango Moi, LLC and had a remaining balance of $17,500 which was entirely paid to the lender, and $
10,000
was also repaid to GOV. These are non-interest bearing and unsecured and payable on demand. In addition, on July
 18
,
2023, the Board of Directors authorized the issuance of 5,270,271 Common Shares at
$
0.037
per share to settle the $
195,000
loan from related party David Deming into common shares.

During the year ended February 28, 2023, Company received $32,500 from Mr. James, $48,000 from GOV wholly owned subsidiary of Ian James and $195,000 from our Audit Chairman, David Deming. These are non-interest bearing and unsecured and payable on demand.

In addition, the Company acquired $35,000 on October 12, 2022 a loan payable by Mango Moi, LLC to a related party of the seller, Amanda Cayemitte. The Board of Directors authorized the issuance of 760,870 Common Shares at
$0.023 per share to retire $17,500 of the $35,000 loan and remaining balance of $17,500 was paid in cash on May 31, 2023.

Note 9 – Deferred Compensation

The Company has recognized $248,976 and $379,759 in deferred compensation as of August 31, 2023 and February 28, 2023 respectively and are related to the Employment Agreements for Chief Executive Officer, Chief Branding Officer and Chief Business Development Officer.

On July 18, 2023, the accrued deferred compensation of Ian James and Stephen
Letourneau
amounting $186,096 and $145,007 respectively were settled with issuance of 5,029,622 and 3,919,109 shares of Company’s common stock at an agreed upon price of $0.037 per share pursuant to an authorization from the Board of Directors.

Note 10 - Stock Purchase Warrant Liability

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

Note 11 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 and 700,000 shares issued and outstanding as of August 31, 2023 and February 28, 2023, respectively.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 419,209,183 and 404,014,987 shares of common stock issued and outstanding as of August 31, 2023 and February 28, 2023, respectively.

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

On March 31, 2023, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $950.

On June 30, 2023, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $1,000.

On June 30, 2023, 775,194 shares of Restricted Common Stock were issued to the Company’s Fractional CFO as compensation for services to the company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $10,000.

On July 18, 2023, the accrued deferred compensation of Ian James and Stephen
Letourneau
amounting $186,096 and $145,007, respectively were settled with issuance of 5,029,622 and 3,919,109 shares of the company’s common stock at an agreed upon price of $0.037 per share pursuant to an authorization from the Boad of Directors.

On July 18, 2023, the loan of David Deming amounting $195,000 was settled with issuance of 5,270,271 shares of company’s common stock at an agreed upon price of $0.037 per share pursuant to an authorization from Board of Directors.

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
three or six months
period ended August 31, 2023.

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

The Company is amortizing the expense using straight line method over the vesting terms of each. The total stock option expense for the six months period ended August 31, 2023 and 2022 were $546,594 and $917,062 respectively.

Stock option granted to Director Leslie Bumgarner totaled $703,891 expired due to resignation effective December 31, 2021 and stock option granted totaled $444,563 to Dr. Nicola Finley was forfeited on her resignation dated June 18, 2022.

The total unamortized stock option expense as of August 31, 2023 and February 28, 2023 were
$68,020 and $614,613 respectively.

Note 12 - Goodwill

While changes in circumstances requiring a goodwill impairment test have not been identified for the period ended August 31, 2023. The Company will continue to monitor circumstances, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the carrying value in the future, goodwill impairment charges may be incurred.

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

After completion of
90
-days of Employment, Employee shall be entitled to a pro-rated
15
days paid time per year for utilization by Employee for personal business, illness, care of another person, or vacation. Personal Leave shall be calculated from the effective date of this Contract as of the date first above written through December 31st.
14

Employee shall be permitted to carry over into the following year of employment a maximum of five days of Personal Leave; however, as of December 31, Employee shall forfeit unused Personal Leave benefits above five days. Further, Employee shall not be permitted to carry over or accumulate more than five days of Personal Leave from one year to the next.

Lease Agreements

Refer Note 7 for operating lease details.

Note 15 - Subsequent Events

On September 18, 2023, the company entered into the amendment of promissory note of Mast Hill Fund L.P. dated April 12, 2022, in original amount of $310,000. With the amendment effects, the outstanding principal balance of the note will be increased by $40,891, the interest rate will increase to 18%, and the maturity date has been extended to September 13, 2024.

On September 18, 2023, the company entered into the amendment of promissory note of Mast Hill Fund L.P. dated 7, 2022, in original amount of $310,000. With the amendment effects, the outstanding principal balance of the note will be increased by $40,023, the interest rate will increase to 18%, and the maturity date has been extended to September 13, 2024.

On September 18, 2023, the company entered into Membership Interest Purchase Agreement (MIPA) with The Ideation Lab, LLC, an Ohio limited liability company (TIL)(“sellers”). The purchase price as determined
,
is $3M valuation. In connection with MIPA agreement
E
ach Seller was given
until October 1, 2023 to elect to receive their pro-rata portion of the Consideration Shares in the form of restricted Better For You Wellness, Inc. Series A Preferred Stock
$0.0001 par value or restricted Better For You Wellness, Inc. Common Stock par value $0.0001. Each share of BFYW Preferred Stock has voting rights equal to one thousand (1,000) votes of each share of BFYW Common Stock.

By October 1, 2023, the election resulted in The Ideation Lab shareholders unanimously electing to be issued Series A Preferred Stock at the close of the transaction.

On September 26, 2023, Montel Williams and David H. Deming were each re-appointed by our Board of Directors to serve as Independent Directors of the Company. Likewise, on October 1, 2023, Joseph James Watson was reappointed to the Board of Directors. Each director will serve two-year terms, with the option to renew terms upon completion and receive cash compensation in the amount of $1,000 per quarter, paid in equal distributions quarterly, 200,000 shares of common stock issued quarterly in 25,000 share distributions.

The Board evaluated Montel Williams,’ David H. Deming’s and Joseph Watson’s independence per the independence standards for directors outlined in Rule 5602(a)(2) of the Nasdaq Listing Rules and affirmatively determined that both qualifies as an independent director.

On October 11, 2023, The Ideation Lab shareholder election results reflected that all The Ideation Lab shareholders would be issued BFYW Series A Preferred Stock at the close of the transaction.

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

As an early-stage company, our Company generated $1,804 and $1,716 in revenue for the three months ended August 31, 2023, and 2022 respectively. Our Company generated $3,654 and $2,022 in revenue for the six months ended August 31, 2023, and 2022 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

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

Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling General, and Administrative (“SG&A”). The Company engaged Anthony L.G., PLLC as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services and securities counsel. Payroll expenses, including deferred compensation, were the single largest category of cash expenditures for the quarter. Pursuant to their Employment Agreements, Ian James, Stephen Letourneau and Jacob Ellman have deferred compensation. Accordingly, the following represents each individual’s deferred compensation since March 1, 2022: Ian James has deferred $99,599, Stephen Letourneau has deferred $76,393, and Jacob Ellman has deferred $72,984. Effective July 2023 the board has approved the conversion of at least 66% of deferred compensation of both Mr. James and Mr. Letourneau into restricted Common Shares at a $0.037 per share price as and when exercised to be consistent with the Mast Hill per share pricing. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as accounting, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of August 31, 2023, the Company had no deferred revenues.

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

Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2023	As Restated 2022	2023	As Restated 2022
Revenues	$1,804	$1,716	$3,654	$2,022
Cost of Goods	(381)	(3,489)	(1,313)	(9,558)
Gross Profit and Gross Margin	1,423	(1,773)	2,341	(7,536)
Operating Expenses	462,112	673,881	1,167,118	1,639,189
Net Loss	$(486,194)	$(693,634)	$(1,234,078)	$(1,669,768)

Revenues

The company generated $1,804 and $1,716 for the three months ended August 31, 2023, and 2022 respectively, an increase of $88 or 5.13%. The increase was due to the Company having sales from its Mango Moi operation.

The company generated $3,654 and $2,022 for the six months ended August 31, 2023, and 2022 respectively, an increase of $1,632 or 80.71%. The increase was due to the Company having sales from its Mango Moi operation.

Cost of Goods Sold

We recorded $381 and $3,489 for Cost of Goods Sold for the three months ended August 31,2023, and 2022 respectively, a decrease of $3,108 or 89.08%.

We recorded $1,313 and $9,558 for Cost of Goods Sold for the six months ended August 31,2023, and 2022 respectively, a decrease of $8,245 or 86.26%.

Gross Profit and Gross Margin

We recorded $1,423 and $1,773 in gross profit and loss respectively for the three months ended August 31, 2023, and 2022 respectively, an increase of $3,196 or 180.26%. The increase was due to the increase in sales and the streamlining of manufacturing.

We recorded $2,341 and $7,536 in gross profit and loss respectively for the six months ended August 31, 2023, and 2022 respectively, an increase of $9,877 or 131.06%. The increase was due to the increase in sales and the streamlining of manufacturing.

Operating Expenses

We recorded $462,112 and $673,881 in operating expenses for the three months ended August 31, 2023, and 2022 respectively

We incurred $211,769 less in Operating Expenses for the three months ended August 31, 2023 due to approximately $180,718 in share-based expenses, and approximately $281,394 in general and administrative expenses, compared to $227,619 and $446,262 in share-based expenses, and general administrative expenses, respectively, for the three months ended August 31, 2022. The decrease in operating expenses was due to reduced stock option expenses for Independent Directors with the vacancy of one Independent Board member, and reduction in legal fees, marketing expenses, membership subscriptions, licenses, and software and applications.

We recorded $1,167,118 and $1,639,189 in operating expenses for the six months ended August 31, 2023, and 2022 respectively

We incurred $472,071 less in Operating Expenses for the six months ended August 31, 2023 due to approximately $573,668 in share-based expenses, and approximately $593,450 in general and administrative expenses, compared to $995,932 and $643,257 in share-based expenses, and general administrative expenses, respectively, for the six months ended August 31, 2022. The decrease in operating expenses was due to reduced stock option expenses for Independent Directors with the vacancy of one Independent Board member, and reduction in legal fees, marketing expenses, membership subscriptions, licenses, and software and applications.

Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of August 31, 2023 the Company has incurred a net loss of approximately $1,247,943 resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $259,156 the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2023, we have completed only three taxable fiscal years.

Net (Loss) Income

We recorded a loss of $486,194 and $693,634 for the three months ended August 31, 2023 and 2022 respectively. We recorded less in net loss during this period compared to the same quarter of the prior year due to reduced operating expenses during the period.

We recorded a loss of $1,234,078 and $1,669,768 for the six months ended August 31, 2023 and 2022 respectively. We recorded less in net loss during this period compared to the same quarter of the prior year due to reduced operating expenses during the period.

Liquidity and Capital Resources

Our cash balance was $3,209 and $13,773 as of August 31, 2023, and February 28, 2023 respectively. We presently are largely reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors Company received $171,000 loan from GOV wholly owned subsidiary of Ian James, $50,000 from our Audit Chairman David Deming in the six months ended August 31, 2023.

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

On September 18, 2023, the company entered into Membership Interest Purchase Agreement (MIPA) with The Ideation Lab, LLC, an Ohio limited liability company (TIL)(“sellers”). The purchase price as determined is $3M valuation. In connection with MIPA agreement On October 1, 2023, each Seller was given the choice to receive their pro-rata portion of the Consideration Shares in the form of restricted Better For You Wellness, Inc. Series A Preferred Stock $0.0001 par value or restricted Better For You Wellness, Inc. Common Stock par value $0.0001. Each share of BFYW Preferred Stock has voting rights equal to one thousand (1,000) votes of each share of BFYW Common Stock.

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

As of August 31, 2023, our management, with the participation of, and under the supervision of, our Chief Executive Officer and fractional Chief Financial Officer, evaluated the effectiveness of the design and the operation of our disclosure controls and procedures. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of August 31, 2023, due to the identification of a material weakness in the Company’s internal control over financial reporting as of August 31, 2023.

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

Changes in Internal Control over Financial Reporting

Since September 1, 2022, and in connection with the evaluation required by Rule 13a-15 under the Exchange Act as of August 31, 2023, the Company has made changes to its internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting, including those changes set forth under “—Remediation of Material Weakness.”

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2023.(2)
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2023.(2)
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
101.INS	Inline XBRL Instance Document.(3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.(3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base
Document.(3) 101.DEF Inline XBRL Taxonomy Extension Definition Link base
Document.(3) 101.LAB Inline XBRL Taxonomy Extension Label Link base
Document.(3) 101.PRE Inline XBRL Taxonomy Extension Presentation Link baseDocument.(3)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit to the Company’s Form 10-12G, as filed with the SEC on March 23, 2021, and incorporated herein by this reference.
(2)	Filed herewith.

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

Dated: October 16, 2023

