Form 10-Q
period 2023-11-30
Better For You Wellness, Inc.
filed 2024-01-22
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023

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

As of January

9
, 202

, there were 419,209,183 shares of Common Stock and
700,000
shares of Series A Preferred Stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	November 30, 2023	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$386	$13,773
Accounts receivable	2,506	1,460
Prepaid expenses	2,661	18,493
Other receivable	29,324	—
Inventory	582	979
Total current assets	35,459	34,705
Equipment, net	965	1,547
Goodwill	583,484	583,484
Right-of-use assets - operating leases	177,894	—
Total assets	$797,802	$619,736

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$722,868	$393,777
Deferred compensation	349,135	379,759
Notes payable- related party	309,500	293,000
Accrued interest	135,236	60,243
Operating lease liabilities - current portion	74,311	—
Convertible notes payable, net of discount	700,914	594,804
Total current liabilities	2,291,964	1,721,583
Long-term liabilities
Lease liability- net of current portion	103,583	—
Total long-term liabilities	103,583	—
Total liabilities	2,395,547	1,721,583

Commitments and contingencies (Note 14)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 700,000 shares issued and outstanding as of November 30, 2023 and February 28, 2023)	70	70
Common stock ($0.0001 par value, 500,000,000 shares authorized, 419,209,183 and 404,014,987 issued and outstanding as of November 30, 2023 and February 28, 2023, respectively)	41,923	40,403
Additional paid - in capital	6,067,423	4,933,281
Share issuable	83	—
Accumulated deficit	(7,707,244)	(6,075,601)
Total stockholders' deficit	(1,597,745)	(1,101,847)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$797,802	$619,736

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
		As Restated		As Restated
	2023	2022	2023	2022
Revenue
Merchandise sales	$995	$6,986	$4,649	$9,008
Cost of goods sold	(583)	(5,823)	(1,896)	(15,381)
Gross profit (loss)	412	1,163	2,753	(6,373)

Operating expenses
Share based expenses	54,467	457,174	628,135	1,453,106
Selling, general and administrative	231,708	258,401	825,158	852,184
Total operating expenses	286,175	715,575	2,036,777	2,305,290

Operating loss	(285,763)	(714,412)	(2,034,024)	(2,311,663)

Other expense
Interest expense	(30,888)	(55,935)	(100,189)	(128,453)
Loss on debt extinguishment	(80,914)	—	(80,914)	—
Total other expense	(111,802)	(55,935)	(181,103)	(128,453)

Net loss	$(397,565)	$(770,347)	$(1,631,643)	$(2,440,116)

Net loss per common shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	419,209,183	372,031,446	411,671,232	372,031,446

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU
WELLNESS
,
INC
.
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30,
2023
AND 2022
(
Unaudited
)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Shares	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Cancellable	Issuable	Deficit	Total
THREE MONTHS

Balance August 31, 2023	419,209,183	$41,923	700,000	$70	$6,016,408	$—	$—	$(7,309,679)	$(1,251,278)

Stock Option Expense	—	—	—	—	51,015	—	—	—	51,015

Common shares issuable for services to the company	—	—	—	—	—	—	83	—	83

Net loss	—	—	—	—	—	—	—	(397,565)	(397,565)

Balance November 30, 2023	419,209,183	$41,923	700,000	$70	$6,067,423	$—	$83	$(7,707,244)	$(1,597,745)

Balances, August 31, 2022	385,198,451	$38,521	700,000	$70	$3,773,889	$—	$—	$(4,217,945)	$(405,464)

Common shares issued for services to the company	1,350,000	135	—	—	31,815	—	—	—	31,950

Stock option expense	—	—	—	—	384,437	—	—	—	384,437

Common shares issued for notes payable extension	2,686,667	269	—	—	63,943	—	—	—	64,212

Common shares issued for debt settlement	760,870	76	—	—	17,424	—	—	—	17,500

Net loss	—	—	—	—	—	—	—	(770,347)	(770,348)

Balances, November 30, 2022	389,995,988	$39,001	700,000	$70	$4,271,508	$—	$—	$(4,988,292)	$(677,713)

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 AND 2022
(Unaudited)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Shares	Shares	Accumulated
	Shares	Amount	Shares	Amount	Capital	Cancellable	Issuable	Deficit	Total
NINE MONTHS

Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$2,395,265	(250,000)	$—	$(2,548,176)	$(365,766)

Common shares cancelled and returned to the Company	(7,048,873)	(705)	—	—	(249,295)	250,000	—	—	—

Common shares issued for shares payable	325,000	33	—	—	(33)	—	—	—	—

Common shares issued for services to the company	11,495,000	1,150	—	—	554,233	—	—	—	555,383

Common shares issued for purchase of Mango Moi	11,000,000	1,100	—	—	548,900		—	—	550,000

Common shares issued for cash received	30,282	3	—	—	3,747	—	—	—	3,750

Common shares issued for notes payable extension	2,686,667	269	—	—	63,943	—	—	—	64,212

Common shares issued for Debt settlement	760,870	76	—	—	17,424	—	—	—	17,500

Forfeiture of stock compensation	—	—	—	—	(444,563)	—	—	—	(444,563)

Stock option expense	—	—	—	—	1,301,499	—	—	—	1,301,499

Warrants issued	—	—	—	—	30,702	—	—	—	30,702

Debt forgiveness	—	—	—	—	49,686	—	—	—	49,686

Net loss	—	—	—	—	—	—	—	(2,440,116)	(2,440,116)

Balances, November 30, 2022	389,995,988	$39,001	700,000	$70	$4,271,508	$—	$—	$(4,988,292)	$(677,713)

Balances, February 28, 2023	404,014,987	$40,403	700,000	$70	$4,933,281	$—	$—	$(6,075,601)	$(1,101,847)

Common shares issued for services to the company	975,194	98	—	—	11,852	—	—	—	11,950

Common shares issued for settlement of debt	5,270,271	527	—	—	194,473	—	—	—	195,000

Common shares issued for settlement of deferred compensation	8,948,731	895	—	—	330,208	—	—	—	331,103

Stock option expense	—	—	—	—	597,609	—	—	—	597,609

Common share issuable for services to the company	—	—	—	—	—	—	83	—	83

Net loss	—	—	—	—	—	—	—	(1,631,643)	(1,631,643)

Balances, November 30, 2023	419,209,183	$41,923	700,000	$70	$6,067,423	$—	$83	$(7,707,244)	$(1,597,745)

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended November 30,
		Restated
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(1,631,643)	$(2,440,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	609,558	1,453,106
Amortization of debt discount & issuance costs	25,196	86,810
Depreciation	582	582
Loss on debt extinguishment upon refinancing	80,914	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,046)	(1,495)
Inventory	397	11,440
Related party receivable	—	(108,301)
Prepaid expenses	15,832	(23,588)
Other receivable	(29,324)	—
Accounts payable and accrued expenses	329,091	(63,866)
Accrued interest	74,993	41,643
Deferred compensation	300,480	284,499
Other current liabilities	—	4,412
Net Cash Used in Operating Activities	(224,887)	(754,874)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	—	(6,087)
Purchases of property and equipment	—	(2,323)
Net Cash Used in Investing Activities	—	(8,410)

Cash Flows from Financing Activities:
Payment of debt issuance cost	—	(56,640)
Proceeds from convertible loan, net of original issue discount	—	558,000
Notes payable- related party	211,500	202,000
Common stock issuance	—	3,750
Expenses contributed to capital	—	49,686
Net Cash Flows from Financing Activities	211,500	756,796

Net decrease in cash	(13,387)	(6,488)
Cash at the beginning of the year:	13,773	9,642
Cash at the end of the year:	$386	$3,154

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisition	$—	$550,000
Common stock issued to settle liability	—	17,500
Discount on Notes Payable for warrants	—	30,702
Common stock issued for settlement of debt	195,000	—
Common stock issued for settlement of deferred compensation	$331,103	$—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2023 AND 2022
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

The Company’s current business plan is to explore and evaluate various opportunities in the plant-based food and beverage and consumer packaged goods sectors, including but not limited to, mergers, acquisitions or business combination transactions. The Company’s principal business objective for the next 12 months and beyond will be to achieve long term growth potential through a business combination rather than immediate short term earnings.

The Company acquired Mango Moi, a natural skincare company, in May 2022 and intends to optimize Mango Moi’s product formulae and packaging, as well as secure new manufacturing relationships to scale production capacity. Additionally, the Company plans to expand Mango Moi’s product offerings to include additional products and product bundles. Furthermore, the Company intends to grow sales through direct-to-consumer marketing efforts, subscription box sales, and pursuing wholesale sales relationships.

As a part of growth strategy as on December 4, 2023, Better For You Wellness, Inc. (the "Company") entered into an Asset Purchase Agreement (the "APA") with The Ideation Lab, LLC (the "Sellers") to acquire the right, title, and interest in, including all of the assets of The Ideation Lab, LLC ("TIL") located in Columbus, Ohio, for the consideration and on the terms set forth in the APA including the perpetual rights to The Ideation Lab’s portfolio of brands, including the Premium Coffee line, Stephen James Curated Coffee Collection, and sales agreements, contracts, customer and vendor agreements, formulas, intellectual property, inventory, equipment, and centralized administrative operations, which excel in the consumer packaged goods sector. The Sellers are a related party to the Company, having majority control of The Ideation Lab and the Company. The Terms of the APA the Company and Seller agree to an asset purchase transaction in which the Company will issue 300,000 Series A Preferred Shares to Sellers.
Each
Series A Preferred Share has the voting rights of 1,000 votes, but unlike Common Shares, are not publicly traded.

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

Significant Accounting Policies and Use of Estimates:

There were no material changes in the Company’s significant accounting policies for the nine months ended November 30, 2023 as compared to the year ended February 28, 2023 except for lease accounting for operating lease entered into in Q1, where the company has applied Accounting Standards Codification (ASC) 842 (See Note 7). Further, see Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, as filed with the SEC, for additional information regarding the Company’s significant accounting policies and use of estimates.

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

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of November 30, 2023 and for the related periods presented, have been included. The results for the nine-months period ended November 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2023 issued on June 9, 2023.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of Novem ber 30, 2023 and
February 28, 2023
, th
e Company had no deferred revenues.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash
equivalents at November 30, 2023 and February 28, 2023 were $386 and $ 13,773 respectively.

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

Mango Moi
manufactures only what it sells in a drop ship business model, therefore the Company had a minimal of
$582 and $979 in inventory as of November 30, 2023 and February 28, 2023 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at November 30, 2023 as a 100% valuation allowance has been established on deferred tax assets at November 30, 2023 and February 28, 2023, due to the uncertainty of our ability to realize future taxable income.”
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

The Company does have potentially dilutive instruments as of November 30, 2023 in form of stock options and warrants but these instruments are anti-dilutive due to accumulated losses.
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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2023. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, prepaid expenses, other receivable, inventory, accounts payable, deferred compensation, notes payable-related party, lease liability current portion and convertible notes.

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

On April 1, 2023, the Company entered into office Lease Agreement, for 9,247 square feet office in Columbus, OH. The lease has a term of three years starting from April 1, 2023 to March 31, 2026. The lease does not provide an implicit rate; therefore, the Company elected the practical expedient to utilize the risk-free rate to determine the present value of lease payments. Therefore, we have adopted a treasury rate of 3.81%.

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

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of November             30, 2023 and February 28, 2023.
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
In
February 2017,
the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU
2017
-
04,
 Intangibles – Goodwill and Other (topic
350
): Simplifying the Test for Goodwill Impairment (“ASU
2017
-
04”
). The amendments in this ASU simplify how all entities assess goodwill for impairment by removing the requirement to determine the fair value of individual assets and liabilities in order to calculate a reporting unit’s “implied” goodwill. As amended, the goodwill impairment test consists of one
 step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not
 exceed the total amount of goodwill allocated to that reporting unit. If fair value exceeds the carrying value, no
 impairment should be recorded. ASU
2017
-
04
 eliminates the requirement to perform a qualitative assessment for any reporting unit with zero
 or negative carrying amount. For any reporting units with a zero
 or negative carrying amount, ASU
2017
-
04
 adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. ASU
2017
-
04
 was effective for the Company for annual reporting periods beginning after
December 15, 2019,
including any interim impairment tests within those annual periods. We adopted ASU
2017
-
04
 effective on
February 28, 2023
and adoption had
no
 impact on our consolidated financial statements. We perform goodwill impairment tests according to ASU
2017
-
04.
Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. The notes payable PayPal and Shopify have been recognized as accrued liabilities and were reclassified as accounts payable and accrued expenses in the balance sheet presentation. This reclassification has no effect on the reported results of the operation.

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

Note 4 - Convertible Note Payable

(A)
On April 12, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., a Delaware limited partnership (“Mast Hill”), in which Mast Hill purchased a promissory note, with a principal amount of
$310,000
for a purchase price of
$279,000
(the "April 2022 Note"). The closing of the purchase agreement occurred on April 12, 2022. The April 2022 Note bears an original issue discount of
$31,000 and interest of 12% per year and mature
s
on April 12, 2023
(the "Maturity Date"). The April 2022 Note is convertible into shares of the Company's common stock at a conversion price of
 $0.037
per share, subject to adjustment as provided therein. The Company has the right to prepay the April 2022 Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven trading days prior to any prepayment Mast Hill shall have the right to convert the April 2022 Note into Common Stock of the Company in accordance with the terms of the April 2022  Note. The April 2022 Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the purchase agreement.

(B)
On June 7, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill. Pursuant to the purchase agreement, Mast Hill purchased a promissory note, with a principal amount of
$310,000 for a purchase price of $279,000
(the “June 2022 Note”). The closing of the purchase agreement occurred on June 7, 2022. The June 2022 Note bears an original issue discount of
 $31,000, each bear interest of 12% per year and mature on June 7, 2023
(the “Maturity Date”). In current quarter the June 2022 Note was in default and default interest rate of
 16%
was applied from original date of maturity June 7, 2023 to August 31, 2023. The June 2022 Note is convertible into shares of the Company’s common stock at a conversion price of
 $0.037
per share, subject to adjustment as provided therein. The Company has the right to prepay the June 2022 Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven trading days prior to any prepayment, Mast Hill shall have the right to convert the June 2022 Note into Common Stock of the Company in accordance with the terms of the June 2022 Note. The June 2022 Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the purchase agreement.

(C)	Pursuant to the purchase agreements, the Company issued to Mast Hill 4,960,000 shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

In connection with the purchase agreements, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mast Hill, pursuant to which the Company is obligated to file a registration statement within 90 days of the date of the Registration Rights Agreement covering the sale of the Commitment Shares and the shares of the Company’s common stock that may be issued to Mast Hill pursuant to the conversions
of the
notes
.

On July 11, 2022, Mast Hill agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated April 12,

2022 to 180 calendar days to file the initial Registration Statement and 270 calendar days to have it declared effective. On October 11, 2022, Mast Hill agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated April 12,

2022 until February 9, 2023, and to have the Registration Statement become effective on or before
May 10
, 20

.

On September 18, 2023, the company entered into
an
amendment of
the two
promissory
notes  held by
Mast Hill Fund L.P. dated April 12, 2022 and June 7, 2022. The outstanding principal balance of the notes increased by $
40,891 and $
40,023
,
respectively
.
The interest rate
on both notes
has been increased to
18%
as a result of the amendment, and the maturity date has been extended to September 13, 2024. Because the fair value of consideration issued was greater than
10% of the present value of the remaining cash flows under the modified notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pur suant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded as loss on debt extinguishment of $
80,814 on the consolidated statement of operations. There was no change in fair value of the debt instruments subsequent to the amendment date, since the extinguishment transaction occurred on

September 18, 2023
.

As of November 30, 2023, and February 28, 2023 the balances were $700,914 and $594,804, with accrued interest of $135,236 and $60,243 respectively.

Note 5 - Accounts Receivable

The following table summarizes the Company’s accounts receivable.

	(Unaudited) For the Nine Months Ended November 30, 2023	For the Year Ended February 28, 2023
Accounts Receivable, Gross	$2,506	$1,460

Less: Allowance for Credit Losses	—	—

Accounts Receivable, Net	$2,506	$1,460

Note 6 - Property and Equipment, net

The Company’s property and equipment for the nine months period ended November 30, 2023 and year ended February 28, 2023 are as follows:

	(Unaudited) For the Nine Months Ended November 30, 2023	For the Year Ended February 28, 2023
Equipment	$2,323	$2,323

Less: Accumulated Depreciation	(1,741)	(776)

Equipment, net	$965	$1,547

For the three-month period ended November 30, 2023 and 2022, the Company recorded depreciation expenses of $194 and $194 respectively.

For the nine months period ended November 30, 2023 and 2022, the Company recorded depreciation expenses of
$582 and $582, respectively.

Note 7 – Operating Lease Right of Use Asset and Lease Liability

On April 1, 2023 Company entered into the lease agreement to lease 9,247 square feet office in Columbus, OH. The lease commenced on April 1, 2023, for the next three years starting from April 1, 2023 to March 31, 2026, with two one-year options to extend. The monthly rental payment is $6,650 has been accrued for seven
 months
.

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

Future lease payments are as follows:

For the twelve months ending November 30	Operating Lease
2024	79,800
2025	79,800
2026	26,600
Total lease payments	186,200
Less: present value discount	(8,306)
Total lease liabilities	177,894
Less: current portion	(74,311)
Non-current lease liabilities	103,583

The following table set forth additional information pertaining to our leases:

For the three and nine months ending November 30,	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,650
Weighted average remaining lease term – operating leases	2.3 years
Weighted average discount rate – operating leases	3.81%

The following table summarizes the
c
omponents of lease expense:

For the three months ending November 30,	2023	2022
Operating lease expense:
Amortization of ROU asset	$18,140	$—
Interest on lease liabilities	1,810	—
Total operating lease expense	19,950	—

For the nine months ending November 30,	2023	2022
Operating lease expense:
Amortization of ROU asset	$47,993	$—
Interest on lease liabilities	5,207	—
Total operating lease expense	53,200	—

Note 8- Notes Payable - Related Party

As of November 30, 2023 and February 28, 2023 the balance of
N
otes payable related part
y
was $309,500 and $293,000 respectively.

During the nine months period ended November 30, 2023, Company received $171,000 from GOV wholly owned subsidiary of Ian James, $64,000 from our Audit Chairman David Deming and $4,000 from Ian James. The original loan of $35,000 that was obtained from Mango Moi, LLC and had a remaining balanc
e of $17,500 which was entirely paid to the lender, and $10,000 was also repaid to GOV. These are non-interest bearing and unsecured and payable on demand. In addition, on July 18, 2023, the Board of Directors authorized the issuance of 5,270,271 Common Shares at $0.037 per share to settle the $195,000 loan from related
party David Deming into common shares.

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

Note 9 – Deferred Compensation

The Company has recognized $
349,136
and $379,759 in deferred compensation as of November 30, 2023 and February 28, 2023 respectively and are related to the Employment Agreements for Chief Executive Officer, Chief Branding Officer and Chief Business Development Officer.

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

Note 11 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 700,000 and 700,000 shares issued and outstanding as of November 30, 2023 and February 28, 2023, respectively.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 419,209,183 and 404,014,987 shares of common stock issued and outstanding as of November 30, 2023 and February 28, 2023, respectively.

On September 30, 2023
,
25,000
shares of Restricted Common Stock were issuable to one of our director serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $

.

Shares Cancelable

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

No shares were cancelled during three- or nine-months period ended November 30, 2023.

Stock Options

During the year ended February 28, 2023, the Company granted options exercisable for up to 20,000,000 shares of Common Stock of which 14,000,000 fully vested on February 28, 2023. The remaining 6,000,000 shares vest over the next year. The outstanding options have an exercise price of $.25 per share. These options expire 5 years after issuance.

The Company fair valued the stock options on the grant date September 30, 2021 at
$4,445,628
using a Black-Scholes option pricing model. The assumptions for option granted: stock price of
$
.22
per share (based on the quoted trading price on the date of grant 9/30/2021), volatility of 172%, expected term of 5 years, and a risk-free interest rate range of 1.01% for options with grant date September 30,

2021
.

The Company fair valued the stock options on the grant date January 1, 2022 at $408,121 using a Black-Scholes option pricing model. The assumptions for option granted: stock price of
$
.11
per share (based on the quoted trading price on the date of grant 1/1/2022), volatility of 163%, expected term of 5 years, and a risk-free interest rate range of 1.26%.

The
estimates at the grant date are shown below:

	Grant Date	Grant Date
	9/30/2021	1/1/2022
Risk-free interest rate	1.01%	1.26%
Expected term	5 years	5 years
Expected volatility rate	172%	163%
Stock price	$0.22	$0.11
Total fair valued stock option	$4,445,628	$408,121

The Company is amortizing the expense using straight line method over the vesting terms of each. The total stock option expense for the nine months period ended November 30, 2023 and 2022 were $597,609 and $1,301,499 respectively.

The total stock option expenses for the three-month period ended November 30, 2023, and 2022 were $51,015 and $384,437 respectively.

Stock option
s
granted to Director Leslie Bumgarner totaled $703,891 expired due to resignation effective December 31, 2021
,
and stock option granted totaled $444,563 to Dr. Nicola Finley was forfeited on her resignation dated June 18, 2022.

The total unamortized stock option expense as of November 30, 2023
,
and February 28, 2023
,
were $17,005 and $614,613

respectively.

Note 12 - Goodwill

The Company annually, or more frequently if events or circumstances indicate a need, tests the carrying amount of goodwill for impairment. The Company performs its annual simplified impairment test in the fourth
 quarter of each year. In
February 2023,
the Company adopted the provisions of Accounting Standards Update (“ASU”)
2017
-
04,
 “Intangibles - Goodwill and Other (Topic

): Simplifying the Test for Goodwill Impairment.”

The provisions of ASU
2017
-
04
 eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. Entities that have reporting units with zero
 or negative carrying amounts, will
no
 longer be required to perform a qualitative assessment assuming they pass the simplified impairment test. The Company continues to have only one reporting unit, Better for You Wellness, which at
November 30, 2023,
had a negative carrying amount of approximately $1,597,745. Based on the results of the Company’s impairment testing, the Company determined that its goodwill was not impaired as of
November 30, 2023,
and
February 28,2023.

The Company will continue to monitor circumstances, such as disposition activity, stock price declines or changes in forecasted cash flows in future periods. If the fair value of the Company’s reporting unit declines below the carrying value in the future, goodwill impairment charges may be incurred.

As
of November 30, 2023, and February 28, 2023, the balance of goodwill was $583,484 and $583,484, respectively.

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

Beginning March 1, 2022, as compensation under the Employment Agreement, Ian James will earn a Base Salary in the amount of $199,196 per annum, $16,599.67 per month, and be eligible to earn an additional payment (
Bonus
) of $68,328,  Stephen Letourneau will earn a Base Salary in the amount of $152,787 per annum, $12,732.25 per month, and be eligible to earn an additional payment (
Bonus
) of $41,140, and Jacob Ellman will earn a Base Salary in the amount of $128,656 per annum, $10,721.33 per month, and be eligible to earn an additional payment (Bonus) of $70,632. Each Employee salary less statutory and other required deductions, for all work and services the Employee respectively performs for the Company. The Company calculates Annual Base Salary on a January 1 through December 31 basis (i.e., a calendar year). Base Salary payments shall be subject to applicable federal, state, and local withholding. Under the Agreement, the Employee and Company mutually agree that until the Company is cash flow positive, the Company shall pay Employee a mutually agreeable amount each month toward the Employee’s Base Salary, and the balance of Base Salary unpaid, shall be accrued and recorded as an obligation of the Company. It shall become payable to the Employee when the Company is cash flow positive or at a time mutually agreed by the Company and Employee.

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

Note 15 - Subsequent Events

The Company has filed Form 14-C to increase the Authorized Common Shares from 500,000,000 to 2,000,000,000.
The increase in authorized will go into effect on January 17, 2024.
The increase in Authorized Common Shares is necessary to effectuate all-stock acquisitions of companies.

On December 4, 2023, the Company’s Board of Directors and The Ideation Lab (“Sellers  “) terminated the previous MIPA which was entered on September 18, 2023. The Sellers are a related party to the Company, having majority control of both The Ideation Lab and the Company. The Seller, Ideation Lab (TIL) is an Ohio-domiciled consumer packaged goods company founded in 2019 that focuses on the wellness sector. TIL ideated and incubated several consumer-packaged goods brands across diverse segments, including Functional Beverages, Skincare, Personal Care, Pet Lifestyle, and Women's Mental Wellness products. The Company and Seller agreed to pursue an Asset Purchase Agreement to acquire the right, title, and interest in, including all the assets of The Ideation Lab, LLC ("TIL") for the consideration in which the Company will issue 300,000 Series A Preferred Shares to Sellers. Each Series A Preferred Share has the voting rights of 1,000 votes, but unlike Common Shares, are not publicly traded.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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
As an early-stage company, our Company generated $995 and $6,986 in revenue for the three months ended November 30, 2023, and 2022 respectively. Our Company generated $4,649 and $9,008 in revenue for the nine months ended November 30, 2023, and 2022 respectively. Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.
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
16

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
Discussion of Financial Statement

As an Early-Stage Company with few transactions, the Company’s expenditures were heavily Selling General, and Administrative (“SG&A”). The Company engaged Anthony L.G., PLLC as legal counsel, to be consulted on a case-by-case basis as may be necessary for corporate legal services and securities counsel. Payroll expenses, including deferred compensation, were the single largest category of cash expenditures for the quarter. Pursuant to their Employment Agreements, Ian James, Stephen Letourneau and Jacob Ellman have deferred compensation. Accordingly, the following represents each individual’s deferred compensation since March 1, 2022: Ian James has deferred $149,398, Stephen Letourneau has deferred $114,590, and Jacob Ellman has deferred $85,148. Effective July 2023 the board has approved the conversion of at least 66% of deferred compensation of both Mr. James and Mr. Letourneau into restricted Common Shares at a $0.037 per share price as and when exercised to be consistent with the Mast Hill per share pricing. Management expects legal costs to taper as a percentage of overall SG&A as the company grows. The Company’s SG&A further includes the cost of EDGAR and news release filing services, payroll of a single person, website development and publishing, professional services such as accounting, SRAX for regular updates of NOBO data for the shareholder lists for ongoing shareholder communications, Governmental filing fees including business licensing.
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
Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of November 30, 2023, the Company had no deferred revenues.

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
18

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
Results of Operations

The following table sets forth selected items in our unaudited condensed consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:
	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2023	As Restated 2022	2023	As Restated 2022
Revenues	$995	$6,986	$4,649	$9,008
Cost of Goods	(583)	(5,823)	(1,896)	(15,381)
Gross Profit and Gross Margin	412	1,163	2,753	(6,373)
Operating Expenses	286,175	715,575	1,453,293	2,305,290
Net Loss	$(397,565)	$(770,347)	$(1,631,643)	$(2,440,116)

Revenues

The company generated $995 and $6,986 for the three months ended November 30, 2023, and 2022 respectively, decrease of $5,991 or 86%.
The decrease was due to the Company having to reformulate and repackage Mango Moi operation
, and thus not have Mango Moi sales during that time.
The company generated $4,649 and $9,008 for the nine months ended November 30, 2023, and 2022 respectively, decrease of $4,359 or 48%.
The decrease was due to the Company reformulating and repackage Mango Moi operation
, and thus not have Mango Moi sales during that time.
Cost of Goods Sold

We recorded $583 and $5,823 for Cost of Goods Sold for the three months ended November 30,2023, and 2022 respectively, a decrease of $5,240 or 90%. The decrease was due to reformulation and repackaging of the Mango Moi
product line.
We recorded $1,896 and $15,381 for Cost of Goods Sold for the nine months ended November 30,2023, and 2022 respectively, a decrease of $13
,485 or 88%.
The decrease was due
to reformulation and repackaging of the Mango Moi
product line.
Gross Profit and Gross Margin

We recorded $412 and $1,163 in gross profit for the three months ended November 30, 2023, and 2022 respectively, decrease of $751 or 65%.
The decrease was due to reformulation and repackaging of the Mango Moi product line.
We recorded $2,753 and $6,373 in gross profit and loss respectively for the nine months ended November 30, 2023, and 2022 respectively, an increase of $9,126 or 143%.
The decrease was due to reformulation and repackaging of the Mango Moi product line.
Operating Expenses

We recorded $286,175 and $715,575 in operating expenses for the three months ended November 30, 2023, and 2022 respectively
19

We incurred $
429,400 less
in Operating Expenses for the three months ended November 30, 2023 due to approximately $54,

in share-based expenses, and approximately $231,708 in general and administrative expenses compared to $457,174 and $258,401 in share-based expenses, and general administrative expenses, respectively, for the three months ended November 30, 2022. The decrease in operating expenses was due to reduced stock option expenses for Independent Directors with the vacancy of one Independent Board member, and reduction in legal fees, marketing expenses, membership subscriptions, licenses, and software and applications.
We recorded $
1,453,293
and $2,305,290 in operating expenses for the nine months ended November 30, 2023, and 2022 respectively

We incurred $
851,997
less in Operating Expenses for the nine months ended November 30, 2023 due to approximately $628,
135
in share-based expenses, and approximately $825,158 in general and administrative expenses, compared to $1,453,106 and $852,184 in share-based expenses, and general administrative expenses, respectively, for the nine months ended November 30, 2022. The decrease in operating expenses was due to reduced stock option expenses for Independent Directors with the vacancy of one Independent Board member, and reduction in legal fees, marketing expenses, membership subscriptions, licenses, and software and applications.
Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. As of November 30, 2023 the Company has incurred a net loss of approximately $1,
631,643
resulting in a net operating loss for income tax purposes. The loss results in a deferred tax asset of approximately $342,

the effective statutory rate of 21%. The deferred tax asset has been offset by an equal valuation allowance. Given our Company’s inception date of December 1, 2020, and our fiscal year end of February 28, 2023, we have completed only three taxable fiscal years.
Net (Loss) Income

We recorded a loss of $
397,565
and $770,347 for the three months ended November 30, 2023 and 2022 respectively. We recorded less in net loss during this period compared to the same quarter of the prior year decreased
due to
less operating expenses in
the
current quarter.

We recorded a loss of $
1,631,643
and $2,440,116 for the nine months ended November 30, 2023 and 2022 respectively. We recorded less in net loss during this period compared to the same period
of the prior year
decreased
due to
less
operating expenses during the period.
Liquidity and Capital Resources

Our cash balance was $386 and $13,773 as of November 30, 2023, and February 28, 2023 respectively. We presently are largely reliant on capital contributions towards expenses from Mr. Ian James, the Company’s Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors Company received $171,000 loan from GOV wholly owned subsidiary of Ian James,
$64,000 from our Audit Chairman David Deming and $4,000 from Ian James in the nine months ended November 30, 2023.
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
20

The Jordre Well is a functional beverage company
.
The Jordre Well announced its portfolio of products from Stephen James Curated Coffee Collection (“SJCCC”), the Company’s premium coffee brand, which is now being sold through Amazon.com and is in discussion with major national retailers. The e-commerce giant carries eight
of SJCCC’s premium coffee products and ships to more than 100 countries around the globe. Additionally, the deal contemplates Coffee Holding Company continuing its global purchase of coffee beans, manufacturing, distribution, and licensure of its Cafe Caribe and Harmony Bay to The Jordre Well for Hemp infusion.
We began trading under the symbol BFYW on OTC Markets Pink Tier in September 2021, and applied to the OTC Markets Group to up-list its Common Stock for trading on the OTC Markets Venture Market, or the OTCQB. In February 2022, the Company began trading on OTCQB.

On September 18, 2023, the Company entered into Membership Interest Purchase Agreement (
the “
MIPA
”)
with The Ideation Lab, LLC, an Ohio limited liability company
(“
TIL
” or the “
Sellers”). The purchase price as determined is $3M valuation. In connection with MIPA agreement On October 1, 2023, each Seller was given the choice to receive their pro-rata portion of the Consideration Shares in the form of restricted Better For You Wellness, Inc. Series A Preferred Stock $0.0001 par value or restricted Better For You Wellness, Inc. Common Stock par value $0.0001. Each share of BFYW Preferred Stock has voting rights equal to
1,000
votes of each share of BFYW Common Stock.
Subsequently, on December 4, 2023, the Company’s Board of Directors and the Sellers terminated MIPA. The Sellers are a related party to the Company, having majority control of both The Ideation Lab and the Company. The Company and Seller agreed to terminate the MIPA and pursue an Asset Purchase Agreement due to the treatment of the Sellers’ liabilities and the Sellers inability to secure a timely audit of two years of its financials. The registrant incurs no early termination penalties.

Further, on December 4, 2023, Better For You Wellness, Inc. (the "Company") entered into an Asset Purchase Agreement (the "APA") with The Ideation Lab, LLC (the "Sellers") to acquire the right, title, and interest in, including all of the assets of The Ideation Lab, LLC ("TIL") located in Columbus, Ohio, for the consideration and on the terms set forth in the APA including the perpetual rights to The Ideation Lab’s portfolio of brands, including the Premium Coffee line, Stephen James Curated Coffee Collection, and sales agreements, contracts, customer and vendor agreements, formulas, intellectual property, inventory, equipment, and centralized administrative operations, which excel in the consumer packaged goods sector. The Sellers are a related party to the Company, having majority control of The Ideation Lab and the Company. The Terms of the APA the Company and Seller agree to an asset purchase transaction in which the Company will issue 300,000 Series A Preferred Shares to Sellers. Each Series A Preferred Share has the voting rights of 1,000 votes, but unlike Common Shares, are not publicly traded.

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
As of November 30, 2023, our management, with the participation of, and under the supervision of, our Chief Executive Officer and fractional Chief Financial Officer, evaluated the effectiveness of the design and the operation of our disclosure controls and procedures. Based upon that evaluation, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of November 30, 2023, due to the identification of a material weakness in the Company’s internal control over financial reporting as of November 30, 2023.
21

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
Changes in Internal Control over Financial Reporting

Since September 1, 2022, and in connection with the evaluation required by Rule 13a-15 under the Exchange Act as of November 30, 2023, the Company has made changes to its internal control over financial reporting that materially affected or are reasonably likely to affect our internal control over financial reporting, including those changes set forth under “—Remediation of Material Weakness.”
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
22

ITEM 6 EXHIBITS

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2023.(2)

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended November 30, 2023.(2)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	Inline XBRL Instance Document. (3)

101.SCH	Inline XBRL Taxonomy Extension Schema Document. (3)

101.CAL	Inline XBRL Taxonomy Extension Calculation Link Base Document. (3)

101.DEF	Inline XBRL Taxonomy Extension Definition Link base Document. (3)

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document. (3)

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base document. (3)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Filed as an exhibit to the Company’s Form 10-12G, as filed with the SEC on March 23, 2021, and incorporated herein by this reference.
(2)	Filed herewith.
(3)

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

23

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Better For You Wellness, Inc.
(Registrant)

By:	/s/ Ian James
Name:	Ian James
President and Chief Executive Officer

Dated:	January 19, 2024
24