Form 10-Q/A
period 2023-11-30
Better For You Wellness, Inc.
filed 2024-01-29
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Better For You Wellness, Inc., a Nevada corporation (the “
Company
”), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2023 (the “
Original Filing
”), which was originally filed with the Securities and Exchange Commission (the “
SEC
”) on January 22, 2024. The purpose of this filing is to clarify and correct typographical errors in the Condensed Consolidated Statements of Operations in the Company’s Original Filing. No other revisions have been made to our financial statements or any other disclosure contained in the Original Filing.

In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Financial and Accounting Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

	PART II - OTHER INFORMATION
ITEM 6	EXHIBITS	24
SIGNATURES		24

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

BETTER FOR YOU WELLNESS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
		As Restated		As Restated
	2023	2022	2023	2022
Revenue
Merchandise sales	$995	$6,986	$4,649	$9,008
Cost of goods sold	(583)	(5,823)	(1,896)	(15,381)
Gross profit (loss)	412	1,163	2,753	(6,373)

Operating expenses
Share based expenses	54,467	457,174	628,135	1,453,106
Selling, general and administrative	231,708	258,401	825,158	852,184
Total operating expenses	286,175	715,575	1,453,293	2,305,290

Operating loss	(285,763)	(714,412)	(1,450,540)	(2,311,663)

Other expense
Interest expense	(30,888)	(55,935)	(100,189)	(128,453)
Loss on debt extinguishment upon note	(80,914)	—	(80,914)	—
Total other expense	(111,802)	(55,935)	(181,103)	(128,453)

Net loss	$(397,565)	$(770,347)	$(1,631,643)	$(2,440,116)

Net loss per common shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding – basic and diluted	419,209,183	372,031,446	411,671,232	372,031,446

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
Better For You Wellness, Inc.
(Registrant)

By:	/s/ Ian James
Name:	Ian James
President and Chief Executive Officer

Dated:	January 29, 2024