Form 10-K
period 2024-02-28
Better For You Wellness, Inc.
filed 2024-09-10
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2024

OR

☐
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to ______

Commission file number:
000-56262

BETTER FOR YOU WELLNESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2903933
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1349 East Broad Street, Columbus,
OH
43205
(Address of principal executive offices, including ZIP code)

1 (888) 287-7555
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) Of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

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
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
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
☐

The aggregate market value of the registrant’s common stock (based on the closing price as quoted of $0.0305 on OTC Markets on August 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter) held by non-affiliates was $11.74 million. For purposes of this calculation, shares of common stock held by each executive officer and director and by holders of more than 10% of the registrant’s outstanding common stock have been excluded since those persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of
September

10
,
2024, there were
507,807,233
shares of Common Stock and
996,509
shares of Series A Preferred Stock issued and outstanding.

BETTER FOR YOU WELLNESS, INC.

FORM 10-K

i

PART I

ITEM 1. BUSINESS

Company History

Better For You Wellness, Inc. (“we,” “us,” “our,” the “Company” or the “Registrant”), was initially incorporated with the name “Fast Track Solutions, Inc.” in the State of Nevada on December 1, 2020. The Company has two wholly owned subsidiaries: Glow Market LLC, an Ohio Limited Liability Company, to build and operate digitally native, mission-driven brands within the clean beauty sector in multiple consumer product categories. In December 2021, Glow Market LLC launched its first brand, Better Suds, an impact-driven brand that sells cruelty-free natural soap.   In May 2022, the Company acquired its second wholly owned subsidiary, Mango Moi, LLC, a natural skincare and body care product line with naturally clean ingredients to soothe dry skin, eczema, psoriasis, and cracked skin. In December 2023, the Company entered into the Asset Purchase Agreement with The Ideation Lab, LLC, a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry since 2020.

The Ideation Lab, LLC has a fully owned subsidiary, The Jordre Well, which is a functional beverage company that includes the Company’s premium coffee brand, the Stephen James Curated Coffee Collection (“SJCCC”), which is being sold through Amazon.com, our website (GetSJCoffee.com), Kroger, and is in discussion with major national retailers. Amazon carries 8 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe.

We began trading under the symbol “BFYW” on OTC Markets in September 2021.

Our principal executive office is located at 1349 East Broad Street, Columbus, OH 43205.
Reverse Stock Split
The Board and the holders of a majority of the voting power of our shareholders have approved an amendment to our articles of incorporation to effect a reverse split within the range of 500-to-1 to 5000-to-1, with the Board having the discretion as to the exact date and ratio of any reverse split to be set at a whole number within the above range. The reverse split will become effective upon the filing of the amendment to the articles of incorporation with the Secretary of State of the State of Nevada.

Business Overview

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
1

Through our dual buy-and-build business model, we evaluate the wellness industry in the following six goals-based categories:

•	Better Health

•	Better Fitness

•	Better Nutrition

•	Better Appearance

•	Better Sleep

•	Better Mindfulness

Our strategy is designed to offer wellness consumers a diverse synergistic portfolio of brands and products that will allow them to live a life of intention and improve their quality of life.

We believe wellness consumers purchase with intention and seek out the brands and products that improve their quality of life. Furthermore, wellness consumers pursue these six goals-based dimensions of wellness, and management is positioning the Company to capitalize on this demand. With skin being humans’ largest organ, we have initially prioritized skincare to help wellness consumers look and feel better with clean and natural products. We further expanded into additional wellness categories with functional beverages.

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
2

Revenue Strategy

While we are committed to continuing to manufacture and sell our Mango Moi skincare products, we have adjusted our revenue growth strategy to focus on growing sales in the premium coffee line Stephen James Curated Coffee Collection (SJCCC) which was acquired as part of the Asset Purchase Agreement with The Ideation Lab. Stephen James Curated Coffee Collection is a functional beverage line with sales in Kroger, Amazon, bakeries, boutiques, and retailers.
Market Opportunity
We aim to become a major participant in the $1.5 trillion global wellness industry. We believe our innovative wellness-related offerings converge with wellness consumer trends and demands for “Better-For-You” brands and products that can satisfy all pricing points. We expect consumer trends towards adoption of these healthier lifestyles to continue.

Competition

We will compete with companies that operate in the plant-based, science-focused wellness market and functional beverages market. Many of our competitors will have substantially greater financial resources, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, more extensive production and distribution capabilities, more robust brand recognition, more significant marketing resources, and more comprehensive product lines than us.
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
3

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
Employees

As of February 28, 2024, we presently have five employees including management, 4 full-time employees, Mr. Ian James, who was appointed as the Chief Executive Officer, President, Treasurer, and Chairman of the Board of Directors; Mr. Stephen Letourneau, who was appointed as the Chief Branding Officer, Director and Chief Operating Officer effective February 28, 2024,  Mr. Jacob Ellman, who was appointed as the Chief Business Development Officer and Mark Hamlin, the principal accounting officer. The Company has a part-time employee, as fractional CFO Dr. Pratibha Chaurasia.
Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a)
the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every five years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b)
the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c)	the date on which such issuer has, during the previous three-year period, issued more than $1,000,000,000 in non-convertible debt; or

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

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We file or furnish annual, quarterly, and current reports, proxy statements, and other information with the United States Securities and Exchange Commission (“SEC”). The SEC makes available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports, proxy and information statements, and other information that can be accessed, free of charge, at
www.sec.gov
.
Available Information
Our website
is
www.bfyw.com
.
The contents of
our website are not incorporated into, and should not be considered a part of, this Annual Report.
4

ITEM 1A. RISK FACTORS

Risks Related to Our Company, Business and Industry

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern
.

The report of GBQ Partners LLC, our independent registered public accounting firm, with respect to our consolidated financial statements as of and for the year ended February 28, 2024 contains an explanatory paragraph as to our potential ability to continue as a going concern.
While we continue to pursue funding sources and transactions that could raise capital, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to generate enough cash or obtain sufficient additional funding, we would need to scale back or significantly adjust our business plan, further reduce our operating costs, or discontinue or curtail our operations. Accordingly, our business, prospects, financial condition and results of operations could be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited consolidated financial statements, and it is likely that investors will lose all or a part of their investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Failure to raise additional capital to fund future operations could harm our business and results of operations
.
As reflected on our audited consolidated financial statements as of and for the year ended February 28, 2024, contained herein, we have incurred net loss since inception and have a working capital deficit of $2,065,072. We will require additional financing in order to maintain our corporate existence and to implement our business plans and strategy. The timing and amount of our capital requirements will depend on a number of factors, including our operational results, the need for other expenditures, and competitive pressures. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our then-existing stockholders will likely be reduced significantly. We cannot make assurances that any financing will be available on terms favorable to us or at all. If adequate funds are not available on acceptable terms, our ability to fund our business strategy, ongoing operations, take advantage of unanticipated opportunities, and in turn our business, financial condition and results of operations will be significantly and adversely affected.

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our consolidated financial statements.
In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Fractional Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of February 28, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified and that such information is accumulated and communicated to management, including the Chief Executive Officer and Fractional Chief Financial Officer, to allow timely decisions regarding required disclosure.
5

During evaluation of disclosure controls and procedures as of February 28, 2024, conducted as part of our annual audit and preparation of our annual consolidated financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at February 28, 2024, we had a material weakness related to the relatively small number of staff with bookkeeping and accounting functions. This limited number of staff prevents us from segregating duties within our internal control system.
This material weakness, which remained unremediated by the Company as of February 28, 2024, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.
Our Company cannot predict if it can achieve profitable operations.
The Company has only had limited operations to date and requires significant additional financing to reach its projected milestones, which include further product development, product marketing and general overhead expenditures. It may be difficult for the Company to attract funding necessary to reach its projected milestones. Moreover, even if it achieves its projected milestones, the Company cannot predict whether it will reach profitable operations.
Our business is highly competitive. Competition presents an ongoing threat to the success of our business.
We will compete with companies that operate in the plant-based and science-focused wellness and beverages market. Many of our competitors will have substantially greater financial resources, broader market presence, longer-standing relationships with distributors, retailers, and suppliers, longer operating histories, more extensive production and distribution capabilities, more robust brand recognition, more significant marketing resources, and more comprehensive product lines than us. We believe that principal competitive factors in this category include, among others, quality ingredients, wellness profile, cost, convenience, branding, and marketing.
We are a development stage company and we may never generate significant revenues which could cause our business to fail.
We are a development stage company and have generated limited revenues as of the date of this Report. As of FY 2024, the Company has accumulated deficit of $8,529,535 and has a net working capital deficit of $2,065,072 as of February 28, 2024. We expect to operate with a net loss for the next financial year-ending February 28, 2025, or longer. We cannot predict the extent of these future net losses or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

We have a limited operating history that investors can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.
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
6

If we do not successfully develop new products and services, our business may be harmed.

Our business and operating results may be harmed if we fail to expand our various product and service offerings (either through internal product or capability development initiatives or through partnerships and acquisitions) in such a way that achieves widespread market acceptance or that generates significant revenue and gross profits to offset our operating and other costs. We may not successfully identify, develop and market new product and service offerings in a timely manner. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated capital expenditures in new products or in new strategic partnerships, and we may not have sufficient resources to make these expenditures. Because the markets for many of our products and services are subject to rapid change, we may need to expand and/or evolve our product and service offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements and harm our business and operating results.

Our management team’s attention may be diverted by recent acquisitions and searches for new acquisition targets, and our business and operations may suffer adverse consequences as a result.

Mergers and acquisitions are time-intensive, requiring significant commitment of our management team’s focus and resources. If our management team spends too much time focused on recent acquisitions or potential acquisition targets, it may not have sufficient time to focus on our existing business and operations. This diversion of attention could have material and adverse consequences on our operations and our ability to be profitable.

We may face liability for information displayed on or accessible via our website, and for other content and commerce-related activities, which could cause us to suffer losses.

We could face claims for errors, defamation, negligence based on the nature and content of information displayed on or accessible via our website, which could adversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.
If we require additional capital and even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the Company or disadvantageous to our existing stockholders.
If we require additional capital and even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the Company or disadvantageous to our existing stockholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.

A significant or prolonged economic downturn would have a material adverse effect on our results of operations.
Our results of operations are expected to be affected by the level of business activity of our customers. These customers spending pattern, in turn, can be affected by general economic conditions. A continued economic downturn or period of economic uncertainty and a decline in the disposable income of our customers would have a material adverse effect on our business, financial condition and results of operations.

Any intellectual property rights we develop will be valuable and any inability to protect them could reduce the value of our products, services and brand.
Any trademarks, trade secrets, copyrights and other intellectual property rights that we develop will be important assets to us. There can be no assurance that the protections provided by these intellectual property rights will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside of our control that could pose a threat to our intellectual property rights. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results
The requirements of remaining a public company may strain our resources and distract our management, which could make it difficult to manage our business.

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements are time-consuming and expensive and could have a negative effect on our business, results of operations and financial condition.

Risks Related to Our Common Stock

Because our common stock trades on the OTC Pink, we are subject to the unwillingness of most institutional investors to purchase our common stock as well as the general limited liquidity of that trading market.

Our common stock is currently quoted on the OTC Pink, which is not a national securities exchange. Most institutional investors will only purchase securities that trade on one of the markets operated by the Nasdaq Stock Market or the New York Stock Exchange. As a result, the OTC Pink is generally less liquid than the leading stock exchanges. While the market for our common stock has been relatively active, we believe our failure to be listed on a leading national securities exchange has reduced our liquidity. We cannot assure you that our recent liquidity will be maintained or that investors will not encounter difficulties in selling their common stock in the future at present levels or if the absence of sufficient liquidity will harm our shareholders in the future.
Our Common Stock is subject to risks arising from restrictions on reliance on Rule 144 by former shell companies.
Under a regulation of the SEC known as “Rule 144,” a person who beneficially owns restricted securities of an issuer and who is not an affiliate of that issuer may sell them without registration under the Securities Act, provided that certain conditions have been met. One of these conditions is that such a person has held the restricted securities for a period of 6 months for the common stock. However, Rule 144 is unavailable for the resale of securities issued by an issuer that is a shell company (other than a business combination-related shell company) or, unless certain conditions are met, that has been previously a shell company at any time.
The SEC defines a shell company as a company that has (a) no or nominal operations and (b) either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.
As disclosed by the Company in Item 5.06 of its Current Report on Form 8-K filed with the SEC on December 6, 2021, the Company has formed a wholly owned subsidiary, Glow Market, an Ohio Limited Liability Company, to build and operate digitally-native, mission-driven brands within the clean beauty sector in multiple consumer product categories.

Better Suds has begun sales in the United States on its direct-to-consumer (“DTC”) e-commerce website (
www.bettersuds.com
) with six different products available.

With the Company’s launch of Glow Market and Better Suds, Better For You Wellness, Inc. it ceased being a shell company, as defined in Rule 12b-2 under the Exchange Act, and is no longer a blank-check company.

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

The market price of our stock may also fluctuate significantly in response, but not limited, to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results,

•	changes in general economic conditions,

•	changes in market valuations of similar companies,

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,

•	poor reviews;

•	loss of a major customer, partner, or joint venture participant; and

•	the addition or loss of key managerial and collaborative personnel.
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

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person’s account for transactions in penny stocks, and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person, and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.
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

Investors’ interests in the Company will be diluted, and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 2,000,000,000 shares of common stock. We anticipate that all or at least some, or potentially all, of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we sell or issue more common stock, any investors’ investment in the Company will be diluted. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in the Company’s common stock could seriously decline in value.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted FINRA Rule 2111, which requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Before recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

If we are unable to comply with the financial reporting requirements mandated by the SEC’s regulations, investors may lose confidence in our financial reporting and the price of our common stock, if a market ever does develop for it, our common stock price could decline.

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
11

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.
ITEM 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a companywide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are integral to our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs. These include deploying software to detect malware, viruses, vulnerabilities, potential threats, and the potential of breaches or attacks, and using secure cloud-based data rooms monitored by third parties for cyber threats.

Risks from Cybersecurity Threats
We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.
ITEM 2. PROPERTIES

The Company’s main office is 1349 East Broad Street, Columbus, OH 43205. In March 2023, the property in which the principal office is located was sold to an unrelated third party. The Company is leasing the office.
ITEM 3. LEGAL PROCEEDINGS

On January 25, 2024, Carter, Ledyard, and Milburn, LLP, the Company’s former SEC Counsel, filed a complaint in the New York Superior Court seeking payment for past legal fees of $99,698.91. Carter, Ledyard and Milburn, LLP, and BFYW reached a settlement filed on May 21, 2024, with the New York Clerk stipulating a settlement of $50,000. The $50,000 settlement is payable in three installments: $15,000 by July 15, 2024, $15,000 due by January 1, 2025, and the remaining balance of $20,000 shall be due by April 1, 2025.
There are presently no other pending legal proceedings to which the Company or any of its property is subject or any material proceedings to which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

13

PART II.

ITEM 5. MARKET FOR REGISTRANT
’
S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently quoted on the OTC Markets, which is sponsored by OTC Markets Group, Inc. The OTC Markets is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks,” as well as volume information. Our shares are quoted on the OTC Markets under the symbol “BFYW.”

The table below sets forth for the periods indicated the quarterly high and low bid prices as reported by OTC Markets. Limited trading volume has occurred during these periods. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Year Ended February 28, 2024:	High	Low
First Quarter	$0.0145	$0.0060
Second Quarter	$0.0149	$0.0041
Third Quarter	$0.0080	$0.0013
Fourth Quarter	$0.0095	$0.0017

Year Ended February 28, 2023:	High	Low
First Quarter	$0.0750	$0.0321
Second Quarter	$0.0550	$0.0231
Third Quarter	$0.0311	$0.0121
Fourth Quarter	$0.0220	$0.0095

Our common stock is considered to be penny stock under rules promulgated by the SEC. Under these rules, broker-dealers participating in transactions in these securities must first deliver a risk disclosure document which describes risks associated with these stocks, broker-dealers’ duties, customers’ rights and remedies, market and other information, and make suitability determinations approving the customers for these stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to customers, and obtain specific written consent of each customer. With these restrictions, the likely effect of designation as a penny stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of these stocks compared to other securities.

Holders

On September ___, 2024, our common stock had approximately 169 record holders. We believe that there are significantly more beneficial owners of our common stock.

As of September__, 2024, there were 996,509 Preferred Stock issued and outstanding held by eighty-two stockholders of record.

Dividends

We have not declared or paid a cash dividend to our stockholders since we were organized, and we do not intend to pay dividends in the foreseeable future. Our board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Unregistered Sales of Equity Securities

Shares Issued for Acquisitions

The Ideation Lab (TIL)

On December 4, 2023, we entered into the Asset Purchase Agreement (APA) with TIL to acquire the right, title, and interest in, including all of the assets of TIL, for 300,000 shares of our Series A Preferred Stock and on the terms set forth in the APA, including the perpetual rights to TIL’s portfolio of brands, including the Premium Coffee line, SJCCC, and sales agreements, contracts, customer and vendor agreements, formulas, intellectual property, inventory, equipment, and centralized administrative operations, which excel in the consumer packaged goods sector. The managing member of TIL, Ian James, is a related party to the Company, having majority control of TIL and the Company.

The issuance of the securities above were made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act in transactions not involving a public offering.

Shares Issued In Lieu of Salary

On February 28, 2024, we entered into a Deferred Compensation Conversion Agreement with Ian James. During our 2024 fiscal year ended February 28, 2024, Mr. James deferred compensation in the amount of $199,196.08. Pursuant to the CEO Deferred Compensation Conversion Agreement, we issued 49,799,020 shares of Common Stock at a conversion price of $0.004 per share as consideration for Mr. James’ cancelation and forgiveness of the $199,196.08 in deferred compensation. On July 18, 2023, Pursuant to the CEO Deferred Compensation Conversion Agreement, we issued 5,029,622 shares of Common Stock at a conversion price of $0.037 per share as consideration for Mr. James’ cancelation and forgiveness of the $186,096 in deferred compensation. 54,828,642 shares were issued in the CEO above Deferred Compensation Conversion Agreements in the cumulative total of $385,292 deferred compensation which was forgiven and canceled.

On February 28, 2024, we entered into a Deferred Compensation Conversion Agreement with Stephen Letourneau. During our 2024 fiscal year ended February 28, 2024, Mr. Letourneau deferred compensation in the amount of $152,786.97. Pursuant to the CBO Deferred Compensation Conversion Agreement, we issued 38,196,743 shares of Common Stock at a conversion price of $0.004 per share as consideration for Mr. Letourneau’s cancelation and forgiveness of the $152,786.97 in deferred compensation. On July 18, 2023, Pursuant to the CBO Deferred Compensation Conversion Agreement, we issued 3,919,109 shares of Common Stock at a conversion price of $0.037 per share as consideration for Mr. Letourneau’s cancelation and forgiveness of the $145,007 in deferred compensation. 42,115,852 shares were issued in the CBO above Deferred Compensation Conversion Agreements in the cumulative total of $297,793.97 deferred compensation, which was forgiven and canceled.

The sales of the securities above were made in reliance on Section 4(a)(2) under the Securities Act and were made without general solicitation or advertising. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. There were no sales commissions paid in connection with the sales of these securities.

Shares Issued for Loan Forgiveness

On July 18, 2023, we entered into a Loan Conversion Agreement with David Deming. During our 2023 fiscal year ended February 28, 2023, Mr. Deming provided a short-term working capital loan to us in the principal amount of $195,000. Pursuant to the Loan Conversion Agreement, we issued 5,270,271 shares of Common Stock at a conversion price of $0.037 per share as consideration for Mr. Deming’s cancelation and forgiveness of the $195,000 loan.

The sales of the securities above were made in reliance on Section 4(a)(2) under the Securities Act and were made without general solicitation or advertising. The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements of the Securities Act. There were no sales commissions paid in connection with the sales of these securities.
15

Rule 10B-18 Transactions

During the year ended February 28, 2024, there were no repurchases of our common stock by the Company.
Market Information

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 2,200,000,000 shares of capital stock, of which 2,000,000,000 are shares of Common Stock and 200,000,000 are shares of Preferred Stock. As of the date of filing this Form 10-K,
507,807,233
shares of Common Stock and
996,509
shares of Preferred Stock were issued and outstanding, and the Company had eighty-two preferred stockholders of record.
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

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 200,000,000 shares of Preferred Stock with designations, rights, and preferences determined from time to time by our board of directors. Accordingly, without stockholder approval, our board of directors is empowered to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of the Company. Although we have no present intention to issue any additional shares of our authorized Preferred Stock beyond those specified in The Ideation Lab asset acquisition, there can be no assurance that the Company will not do so in the future.

Securities Authorized for Issuance under Equity Compensation Plans

Aside from the Stock Options related to the Board of Directors Agreements, the Company has not authorized any securities for issuance under an equity incentive plan.
16

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

Overview

Better For You Wellness is a growing LGBTQ+-controlled and led, plant-based, science-focused wellness company with digitally native functional beverage and skincare products. We operate within the six dimensions of wellness, which include Better Appearance, Fitness, Health, Mindfulness, Nutrition, and Sleep. Our Stephen James Curated Coffee Collection (“
SJCCC
”) finds its place within at least three pillars (Better Health, Mindfulness, and Nutrition), providing incredible-tasting coffee for customers seeking an intentional life. Under Mango Moi and Better Suds, we provide skin and hair care products that find their place in Better Appearance, Health, Mindfulness, and Sleep. We operate through two channels: Wholesale and Direct-to-Consumer. We were founded in 2020 and incorporated in Nevada. Our principal office is in Columbus, Ohio.

Our SJCCC has become our North Star and will be our compass to generating greater revenue and long-term profitability. As the brand has what is the greatest ability for rapid acceptance, growth, and profitability, it has become our primary focus. It should be unsurprising given that coffee is one of the globe’s most popular beverages, with more than 400 billion cups consumed each year and more than 450 million cups of coffee consumed daily in the United States, according to the editors of Publications International, Ltd. We are making certain SJCCC is a premium beverage that fuels the mind, body, and soul. We specialize in curating small batches of single-origin 100% Arabica beans from diverse regions around the globe for our Classic Collection, which is for our well-traveled coffee connoisseurs who prioritize wellness and actively seek intentional and mindful moments to savor and enjoy. We celebrate artisanal coffee by connecting people to their passion for this versatile beverage and its origins to create a personalized experience around coffee as our contribution to our customers' conscious lifestyles.

Our discerning customers want a clean, quality bean with distinct flavors that tantalize their taste buds. They can purchase it online, at groceries, retailers, resorts, and hotels. We provide them with a full-bodied line of certified Fair-Trade, Kosher, Organic, 100% Arabica premium coffees. We aim to awaken the senses through aroma, flavor, and texture, incorporating our global experiences into every cup.

Our Classic Collection

Our Classic Collection currently offers 16 SKUs of premium coffee from Brazil, Papua New Guinea, and Zambia, selected in small batches, which ensures delivery of fresh flavor, all-natural ingredients, and daily inspiration. What began as online sales have quickly gained traction via our website in 35 select Ohio Kroger stores, Amazon, a prestigious five-diamond resort/hotel, various retail boutiques, and Direct-to-Consumer (“DTC”). We have a growing wholesale channel serving boutiques, restaurants, and offices. Our Classic Collection is also sold in whole beans, ground coffee, individual pods compatible with Keurig machines, and ready-to-drink Nitro Cold Brew for customers.

Our Latin American Collection

Expanding our product range is another key aspect of our growth strategy. This summer, we aim to diversify our offerings by introducing the Latin American (“
LatAm
”) Collection. This exciting addition to our product line will include a variety of certified Fair-Trade, Kosher, Organic, 100% Arabica premium coffee blends, such as Light, Medium, Dark, Espresso, and Swiss Water Decaf. These options will be available in whole bean, ground, and K-Cup-style formats, catering to different brewing preferences.

Sourcing and Manufacturing

We insist on ethically sourced coffee, focusing on sustainable cultivation, manufacturing, and production whenever possible.
To ensure
product consistency, quality, and redundancy in our manufacturing, our coffee beans are roasted in Ohio and Massachusetts, and we plan to roast and manufacture
in Ohio and Colorado.

17

Growth Capital

We follow a long-term strategic model that aligns with a proven strategy that other premium and private coffee brands follow. The model assumes we raise $4 million of growth capital to buy green coffee beans, packaging, and manufacturing at a commercial scale to lower the per-unit costs. Additionally, the capital will fund our operations, retire maturing debt, and implement a comprehensive multichannel marketing strategy. This strategy will allocate approximately 25% of our gross revenue to advertising and marketing efforts in the next few years. We plan to gradually reduce this allocation to 21% as we progress. Our marketing plan is designed to effectively promote our products, drive sales, and solidify our market share via an aggressive 360° marketing approach, including Social Media Marketing, Search Engine Optimization (“
SEO
”), Pay-Per-Click Advertising, Amazon Advertising, Optimization, Targeted Email Campaigns, Geofencing Marketing, Trade Shows, Event Marketing, Narrowcast video, and Satellite Radio. Our priority throughout our marketing efforts will be data-driven decision-making. By closely monitoring the performance of each marketing channel and analyzing return on investment (“
ROI
”) data, we can make informed adjustments to our spending and campaign strategies. We aim to drive sales and maximize our reach within our target wellness demographic through targeted and optimized marketing techniques.

Sales Organization and Team Structure
To expand sales in brick-and-mortar grocers and retailers, we have retained a seasoned national coffee sales director who brings vast contacts of grocery and retail beverage directors and brokers. They are paid on an hourly project-based consultancy basis to help us build a network of stores within six hours of Columbus, Ohio, to minimize transit costs. The Sales Director reports directly to the Chief Operating Officer (COO), and we plan to add one Sales/Customer Service Representative for the first two years of full funding. In the third year, after full funding, we plan to add three additional Sales/Customer Service Representatives and a Director of Amenities to work directly with the hospitality market (i.e., Resorts/Hotels, etc.). To expand online sales, we have developed relationships with a network of vendors, starting with a Growth Manager who will report directly to the COO and help coordinate and manage the following: Amazon Manager, Brand Creative, Trade Marketing, Public Relations, Sales Strategy, Sales Action Plan. These online sales consultants will be paid from the funds raised on a project-by-project basis.
Performance and Result Measurement
We are in expansion discussions with numerous grocers, retailers, resorts, and hotels. We will measure performance results by the number of stores we sell and general revenue (projection to actual). Upon securing $4 million of growth capital within 12 months (by Q2 of FY 2025), we project the growth capital will allow us to grow sales in 251 stores with a projected $1 million within a twelve-month time frame (post growth capital funding). The following year, after full funding, we estimate sales in 770 stores and over $8 million in gross revenue to reach break-even/profitability within 20 months of full funding. We estimate sales in 1,770 stores, including Nespresso-style Pods, within year three to generate more than $24 million. By the fourth year, we project sales in over 2,700 stores, generating over $41 million in revenue. By the fifth year, we could achieve sales in 4,000 stores and anticipate sales above $62 million.

Utilizing our DTC via our user-friendly website, GetSJCoffee.com, we estimate a 20% discount in our financial modelling of DTC purchases, inviting customers to indulge in our top-notch products. Furthermore, we have developed an enhanced subscription model that gives our loyal subscribers an exclusive up to 35% discount on their orders. This way, our customers can enjoy their favourite coffee blends while saving significantly.

Forecast
Assumption:
Our financial projections assume we can raise $4 million in growth capital within 12 months. If we fail to do so, the forecasts will be subject to change.

Our competitive market analysis identified and intensely scrutinized ten synergistic publicly traded coffee companies. We examined each company's twelve trailing months (
“TTM”
) of Revenue and Market Capitalization as of June 21, 2024. The analysis revealed an average Price-to-Sales ratio of 2.87. For our projected price-to-sale (“
P/S
”), we applied a 20% reduction to establish a 2.29 P/S.

NOTE:
Many reviewed companies have negative price-to-earnings; conversely, after funding, we project to break even by the 20th month and remain profitable for the foreseeable future.
18

Competitive
Market
Analysis
Companies	Symbol	Exchange	Market Cap	Revenue TTM	Price- to-Sale
Dutch Brothers, Inc.	BROS	NYSE	5,934,605,000	1,044,000,000	5.68
Westrock Coffee Company	WEST	NASDAQ	901,583,715	851,770,000	1.06
Black Rifle Coffee Company	BRCC	NYSE	1,358,815,360	410,520,000	3.31
Restaurant Brands International, Inc.	QSR	NYSE	21,798,750,000	7,171,000,000	3.04
Farmer Brothers, Inc.	FARM	NASDAQ	60,815,983	342,600,000	0.18
Hain Celestial Group, Inc.	HAIN	NASDAQ	632,502,323	1,765,000,000	0.36
Keurig Dr Pepper, Inc	KDP	NASDAQ	46,604,634,120	14,930,000,000	3.12
Coffee Holding Company	JVA	NASDAQ	10,104,222	73,060,000	0.14
Nestle	NSRGY	OTCM	281,201,100,000	93,351,000,000	3.01
Peets	JDPE	AEX	10,318,253,040	8,764,370,000	1.18
Average			36,882,116,376	12,870,332,000	2.87
Better For You Wellness	BFYW	OTCM	Price-to-Sale Average @ 20% reduction		2.29

Source:
Market
Data
collected
from
Fidelity,
WSJ.com,
StockAnalysis.com, and Yahoo Finance
as of the June 21,
2024, market close.

Our revenue projections and associated costs like cost of goods (“
COGs
”) and operational expenses are meticulously calculated by leveraging Kroger's metrics
and
drawing
on
our
collective
experiences
with
manufacturing
and
distribution
partners.
The
annual
multiplication of revenue and price-to-sales ratios forms the basis for establishing a year-over-year projected market capitalization (i.e., revenue x P/S = market cap). Further, to estimate the Share Price, we divide the market cap by authorized shares, providing a projection for the share price (i.e., market cap / authorized shares = share price).

The graph below illustrates the results derived from this analysis. Please note
that
we
have
truncated
the
P/S decimal value in the graph for clarity and illustration purposes. These findings collectively underscore the potential trajectory and growth of our stock.

BETTER
FOR
YOU
WELLNESS,
INC.
(OTCM:
BFYW)
As of June 21 , 2024 ,	Per Share Price $ 0.0017
Current Market Cap	$863,442	Shares Outstanding	507,807,233
Estimated Price-to- Sale
Ratio
(P/S)
2.29
Estimated
P/S
applied
to
the
Term
of
the
Note
for
projection
purposes
only.

	Year One	Year Two	Year Three	Year Four	Year Five
Total Projected Revenue	$1,076,046	$8,037,618	$22,128,139	$36,944,824	$56,347,341
Projected Retained Earnings		$(3,221,872)	$(3,322,949)	$(3,170,184)	$312,434
Assumes Estimated Shares Outstanding with a reverse split of 3500:1 in June 2024 and a forward split of 15:1 in Year Two*	145,116	2,177,174	2,177,602	2,178,031	2,178,460
Estimated Price Per Share	$17.00	$8.45	$23.30	$39.89	$59.30
Projected Market Cap	$2,464,145	$18,406,145	$50,673,457	$84,603,647	$129,176,869

The projections above are based upon a comprehensive market analysis of ten prominent publicly traded coffee companies.

19

Source:
Market Data collected from Fidelity, WSJ.com, StockAnalysis.com, and Yahoo Finance as of the June 21, 2024, market close.
*
NOTE:
We would expect to undertake a Forward Split to increase the common shares outstanding while decreasing the share price. We believe a Forward Split, as considered, would allow us to meet another up-listing requirement for a senior exchange.
Our Skincare/Personal Care Products
We repackaged and reformulated our Mango Moi skincare and personal care line to bring joy back to self-care and provide a clean skincare line that could be commercially scaled to control costs better. We have presented our customers with a relaunched website and will soon launch an Amazon presence for the brand. We plan to reinvest in online advertising to drive traffic to MangoMoi.com and the Mango Moi Amazon Store (when finalized).
As sales grow, we plan to leverage our relationships with subscription box companies and pursue wholesale sales relationships to get Mango Moi into the hands of new customers. Additionally, we have a planned collaboration between Mango Moi and Better Suds, allowing clean body, face, hair, and hand wash to interact with skin and hair care products.
New Collection
The future of Mango Moi includes an all-vegan collection that will provide customers with a personal care system that offers ingredients that work together to bring out your best skin. This new collection will offer five new SKUs with a planned 2025 or 2026 launch. To properly and fully launch this collection, we anticipate that we will need to raise additional capital for this growth.
We are excited to explore the endless possibilities of skincare. The beauty world is so competitive, and we are just getting started.
We also plan to develop a Luxe Men’s Skin Care brand and a Premium Luxe Skin Care Line. It would offer personal care products for men and women at various price points and be able to develop collaborations. The Luxe Men’s Skin Care Line and Premium Luxe Skin Care line are expected to launch by Fiscal Year 2027.
Our Ethos
Our dedication to success goes beyond business achievements. We are committed to making a positive social impact by supporting initiatives such as cancer research, suicide prevention, crisis intervention, and tackling food insecurity. These purpose-driven initiatives are seamlessly integrated into our core business strategies, reflecting our ethos of holistic well-being.

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	February 28, 2024	February 28, 2023	Increase/ (Decrease)%
Merchandise sales	$10,321	$11,414	$(1,093)	-10%
Cost of goods sold	(5,352)	(18,409)	13,057	-71%
Gross profit/(loss)	4,969	(6,995)	11,964	-171%
Operating expenses	2,242,403	3,336,041	(1,093,638)	-33%
Net loss	(2,453,934)	(3,527,425)	1,073,491	-30%
Cash flow- Operating Activities	(423,344)	(817,755)	394,411	-48%

20

Revenues

The Company generated $10,321 and $11,414 in revenues for our fiscal years ending February 28, 2024, and 2023, respectively. The revenue decrease is due to the decrease in sales of its wholly-owned subsidiary Mango Moi, in the current year which was offset by increase in sales of its new product line of beverages.

Cost of Goods Sold

We recorded $5,352 and $18,409 in cost of goods sold for our fiscal years ending February 28, 2024, and 2023, respectively. The decrease in the cost of goods sold in the current year was related to Mango Moi hair and skin care products inventory which were written off in the prior year due to obsolete inventory.

Gross Profit

We recorded $4,969 and $6,995 in gross profit and gross loss for our fiscal years ending February 28, 2024, and 2023, respectively. The increase in gross profit in current year is due to write-off of inventory in the prior year that produced a negative margin, which leads to decrease in cost of goods sold in current year, which was the main reason which results in profit in current year.

Operating Expenses

We recorded $2,242,403 and $3,336,041 in operating expenses for our fiscal years ending February 28, 2024, and 2023, respectively. We incurred substantially lower operating expenses for our fiscal year ending February 28, 2024, compared to the prior fiscal year due to a decrease in stock-based compensation in the current year.

Net Loss

We recorded a net loss of $2,453,934 and $3,527,425 for our fiscal years ending February 28, 2024, and 2023, respectively. We recorded a substantially lower net loss for our fiscal year ending February 28, 2024, compared to the prior fiscal year due to the decrease in operating expenses.

Liquidity and Capital Resources

At February 28, 2024, we had cash of $1,716 and a working capital deficit of $2,065,072. The increase in the working capital deficit during the year ended February 28, 2024 was due to the increase in accrued interest and debt.

We had a total stockholders’ deficit of $1,994,047 and an accumulated deficit of $8,529,535 as of February 28, 2024 compared with a total stockholders’ deficit of $1,101,847 and an accumulated deficit of $6,075,601 as of February 28, 2023. This difference is primarily due to the net loss incurred during the year.

For the year ended February 28, 2024, we recorded a net loss of $2,453,934 and net cash used in operating activities of $423,344.  The $2,030,590 reduction in net loss to net cash used in operating activities was primarily the result of non-cash compensation expense, goodwill impairment and increases in operating liabilities.
21

For the year ended February 28, 2023, we recorded a net loss of $3,527,425 and net cash used in operating activities of $817,755. The $2,709,670 reduction in net loss to net cash used in operating activities was primarily the result of non-cash compensation expense and increase/ decrease in operating liability.

For the year ended February 28, 2024, we had no activities in investing activities.

For the year ended February 28, 2023, we had net cash used in investing activities of $8,410. We used cash for the purchase of fixed assets and acquisition of business net of cash of $2,323 and $6,087, respectively.

For the year ended February 28, 2024, we had net cash provided by financial activities of $416,287. We had a cash proceeds of $468,787 from loans which were offset by the repayment of notes payable of $52,500.

For the year ended February 28, 2023, we had net cash provided by financial activities of $830,296, of which $833,500 was due to advances from notes payable.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of February 28, 2024 and February 28, 2023, the Company had no deferred revenues.

Off –Balance Sheet Arrangements

As of February 28, 2024, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

Financial Statements and Exhibits

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

The Company has elected February 28th as its year-end.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

22

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Better For You Wellness, Inc.
Columbus, Ohio

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Better For You Wellness, Inc. (the “Company”) as of February 28, 2024 and 2023, the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years then ended, and related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 28, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ GBQ Partners LLC
We have served as the Company’s auditor since 2022.
Columbus, Ohio
September 9, 2024

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)

	February 28, 2024	February 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,716	$13,773
Accounts receivable	2,634	1,460
Prepaid expenses	4,634	18,493
Other receivable – related party	5,152	—
Inventory	55,416	979
Total current assets	69,552	34,705
Equipment, net	5,260	1,547
Goodwill	—	583,484
Right-of-use assets - operating leases	146,454	—
Total assets	$221,266	$619,736

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$601,487	$393,777
Deferred compensation	85,823	379,759
Notes payable - related party	449,287	293,000
Accrued interest	165,843	60,243
Operating lease liabilities - current portion	65,765	—
Convertible notes payable, net of discount	766,419	594,804
Total current liabilities	2,134,624	1,721,583
Long-term liabilities
Lease liability- net of current portion	80,689	—
Total long-term liabilities	80,689	—
Total liabilities	2,215,313	1,721,583

Commitments and contingencies (Note 1 7 )

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 700,000 shares issued and outstanding as of February 28, 2024 and 2023	70	70
Common stock ($0.0001 par value, 2,000,000,000 and 500,000,000 shares authorized, 419,509,183 and 404,014,987 issued and outstanding as of February 28, 2024 and 2023, respectively)	41,953	40,403
Additional paid in capital	6,493,465	4,933,281
Accumulated deficit	(8,529,535)	(6,075,601)
Total stockholders' deficit	(1,994,047)	(1,101,847)
TOTAL LIABILITIES & STOCKHOLDER’S DEFICIT	$221,266	$619,736

The accompanying notes are an integral part of these audited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	For the Years Ended February 28,
	2024	2023
Revenue
Merchandise sales	$10,321	11,414
Cost of goods sold	(5,352)	(18,409)
Gross profit (loss)	4,969	(6,995)

Operating expenses
Share based expenses	645,617	2,121,213
Selling, general and administrative	1,013,302	1,214,828
Impairment of g oodwill	583,484	—
Total operating expenses	2,242,403	3,336,041

Operating loss	(2,237,434)	(3,343,036)

Other expense
Interest expense	(135,586)	(184,389)
Loss on debt extinguishment	(80,914)	—
Total other expense	(216,500)	(184,389)

Net loss	$(2,453,934)	$(3,527,425)

Net loss per common shares outstanding – basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	413,530,726	392,643,105

The accompanying notes are an integral part of these audited consolidated financial statements
.

BETTER FOR YOU WELLNESS
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR THE YEARS ENDED FEBURARY 28, 2024 AND 2023
(Audited)

	Common Shares		Class A Preferred Shares		Additional Paid-In	Share	Accumulated
	Shares	Amount	Shares	Amount	Capital	Cancelable	Deficit	Total
Balances, February 28, 2022	370,747,042	$37,075	700,000	$70	$2,395,265	$(250,000)	$(2,548,176)	$(365,766)

Common shares cancelled and returned to the Company	(7,048,873)	(705)	—	—	(249,295)	250,000	—	—

Common shares issued for services to the company	25,513,999	2,552	—	—	831,569	—	—	834,121

Common shares issued for purchase of Mango Moi	11,000,000	1,100	—	—	548,900	—	—	550,000

Common shares issued for cash	355,282	36	—	—	3,714	—	—	3,750

Common shares issued for notes payable extension	2,686,667	269	—	—	63,943	—	—	64,212

Common shares issued for debt settlement subsidiary	760,870	76	—	—	17,424	—	—	17,500

Stock option expense	—	—	—	—	1,241,373	—	—	1,241,373

Warrants issued	—	—	—	—	30,702	—	—	30,702

Debt forgiveness	—	—	—	—	49,686	—	—	49,686

Net loss	—	—	—	—	—	—	(3,527,425)	(3,527,425)

Balances, February 28, 2023	404,014,987	$40,403	700,000	$70	$4,933,281	$—	$(6,075,601)	$(1,101,847)

BETTER FOR YOU WELLNESS
CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR THE YEARS ENDED FEBURARY 28, 2024 AND 2023
(Audited)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Share	Accumulated
	Shares	Amount	Shares	Amount	Capital	Cancelabl e	Deficit	Total
Balances, February 28, 2023	404,014,987	$40,403	700,000	$70	$4,933,281	$—	$(6,075,601)	$(1,101,847)

Common shares issued for services to the company	1,275,194	128	—	—	12,662	—	—	12,790

Common shares issued for settlement of debt	5,270,271	527	—	—	194,473	—	—	195,000

Common shares issued for settlement of deferred compensation	8,948,731	895	—	—	330,208	—	—	331,103

Stock option expense	—	—	—	—	614,614	—	—	614,614

Common shares issuable for conversion of deferred compensation	—	—	—	—	351,984	—	—	351,984

Preferred shares issuable for asset purchase	—	—	—	—	56,243	—	—	56,243

Net loss	—	—	—	—	—	—	(2,453,934)	(2,453,934)

Balances, February 28, 2024	419,509,183	$41,953	700,000	$70	$6,493,465	$—	$(8,529,535)	$(1,994,047)

The accompanying notes are an integral part of these audited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Audited)

	For the Years Ended February 28,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,453,934)	$(3,527,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	627,404	2,121,213
Amortization of debt issuance costs	15,578	72,478
Amortization of debt discount	10,333	51,667
Depreciation	1,156	776
Impairment of goodwill	583,484	—
Loss on debt extinguishment	80,914	—
Amortization of debt premium	4,790	—
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,174)	(1,460)
Inventory	(3,063)	12,127
Prepaid expenses	13,859	—
Other receivable- related party	(5,152)	—
Accounts payable and accrued expenses	207,710	15,422
Accrued interest	105,600	60,243
Deferred compensation	389,151	379,759
Other current liabilities	—	(2,555)
Net Cash Used in Operating Activities	(423,344)	(817,755)

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	—	(6,087)
Purchases of property and equipment	—	(2,323)
Net Cash Used in Investing Activities	—	(8,410)

Cash Flows from Financing Activities:
Payment of debt issuance cost	(5,000)	(56,640)
Proceeds from convertible loan, net of original issue discount	65,000	558,000
Proceeds from notes payable related party	403,787	275,500
Repayment of notes payable- related party	(52,500)	—
Common stock issuance	—	3,750
Expenses contributed to capital	—	49,686
Net Cash Flows from Financing Activities	411,287	830,296

Net (decrease) increase in cash	(12,057)	4,131
Cash at beginning of the year:	13,773	9,642
Cash at end of the year:	$1,716	$13,773

Supplemental Disclosure of Non-Cash Activities:
Common stock issued for acquisition	$—	$550,000
Common stock issued to settle liability	—	17,500
Warrants issued and extended for common stock issuance costs	—	30,702
Discount on notes payable for warrants	—	25,197
Common stock issued for settlement of debt	195,000	—
Preferred stock issuable for assets purchase	56,243	—
Common stock issued for settlement of deferred compensation	333,103	—
Common stock issuable for settlement of deferred compensation	$351,984	$—

The accompanying notes are an integral part of these audited consolidated financial statements.

BETTER FOR YOU WELLNESS INC.
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 4, 2023, The Company acquired the assets of The Ideation Lab, LLC, and its functional beverage division, The Jordre Well. The Ideation Lab is a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand; E.J. Well Co, a women’s wellness brand; and others. Stephen James Curated Coffee Collection (“SJCCC ") is a premium coffee brand sold in 35 select Ohio Kroger stores, direct-to-consumer at the website GetSJCoffee.com, through Amazon.com. BFYW is in discussions with major national grocers and retailers about expanding sales. Amazon, the e-commerce giant, carries 14 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe.

The Company’s current business plan is to explore and evaluate various opportunities in the plant-based food and beverage and consumer packaged goods sectors, including but not limited to mergers, acquisitions, or business combination transactions. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential by selling its premium coffee, Stephen James Curated Coffee Collection.

On December 6, 2023, the Company filed a Schedule Pre-14C to increase the authorized shares to 2,000,000,000 shares of common stock at a par value of $0.0001. The effective date of the increase of authorized shares was January 17, 2024.
F-8

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mango Moi and Glow Markets, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the bad debt allowance, sales returns, stock-based compensation, goodwill, useful lives of property and equipment, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash at February 28, 2024 and February 28, 2023 were $1,716 and $13,773, respectively.

Leases

The Company previously adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) in accounting for its operating lease right-of-use assets and operating lease liabilities. At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. See Note 1
0
.

The Company has also utilized the following practical expedients:

•
Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC
842
.

•
For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as
a
non-
lease component.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of February 28, 2024, and 2023, the Company’s cash was held by financial institutions that management believes have acceptable credit. Accounts receivable
s
are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

Goodwill

The Company accounts for goodwill in accordance with ASC 350. ASC 350 requires that goodwill with indefinite useful lives no longer be amortized but instead be evaluated for impairment at least annually. In accordance with ASC 350, goodwill is allocated to reporting units. On an annual basis and more frequently based on triggering events, each year, management reviews goodwill for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances makes it more likely than not that the fair value of a reporting unit is less than it is carrying amount. In the
current year goodwill was analyzed
as of
November 30, 2023. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, goodwill is further tested for impairment by comparing the carrying amount to the estimated fair value of its reporting units, determined using externally quoted prices (if available) or a discounted cash flow model and, when deemed necessary, a market approach. Goodwill impairment, if any, is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value.

Application of goodwill impairment tests requires significant management judgment, including the identification of reporting units, assigning assets, liabilities, and goodwill to reporting units, and determination of fair value of each reporting unit. Judgment applied when performing the qualitative analysis includes consideration of macroeconomic, industry, and market conditions, overall financial performance of the reporting unit, composition, personnel or strategy changes affecting the reporting unit and recoverability of asset groups within a reporting unit. Judgments applied when performing the quantitative analysis includes estimating future cash flows, determining appropriate discount rates, and making other assumptions. Changes in these judgments, estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of related assets (
three
to five years).

Accounts Receivable, net

The Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-13
, Measurement of Credit Losses on Financial Instruments.
In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the asset's life and is based on Current Expected Credit Losses. Accounts receivable
s
are reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and has recognized no allowance for credit losses as of February 28, 2024 and 2023, respectively. As of February 28, 2024, and 2023, the Company had net accounts receivable of $2,634 and $1,460, respectively.

The carrying amount of receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. Based on its assessment, management determined that the risk of credit loss was not material; therefore, there was no valuation allowance recorded as of February 28, 2024 and 2023.

Inventory

Inventory primarily consists
of
coffee
and
related component parts for sale online and at select retailers
, are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.

As of February
28
, 2024 and 2023 the balance of inventory was $55,416 and $979
,
respectively.
Out of total inventory as
of February 28, 2024
,
 $51,374 was obtained on December 4, 2023, pursua
nt to an asset purchase agreement with The Ideation Lab, LLC
.

T
he Company periodically reviews its inventories to determine whether any inventory has become obsolete or has declined in value and records a charge to operations for known and estimated inventory obsolescence. At February 28, 2024 and 2023, the allowance for inventory obsolescence was $0 and $0, respectively.

Revenue Recognition

Revenue is recognized when control of the promised goods or services are transferred
to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers
Step 2: Identify the performance obligations in the contract
Step 3: Determine the transaction price
Step 4: Allocate the transaction price to performance obligations
Step 5: Recognize revenue when the entity satisfies a performance obligation
Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts
for undelivered products are recorded as deferred revenues. As of February 28, 2024 and February 28, 2023, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at February 28, 2024, as the Company has recorded a full valuation analysis.
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

Advertising Costs

Advertising and marketing costs are expensed as incurred. $2,796 and $19,037 in advertising and marketing costs were incurred during the years ended February 28, 2024 and 2023, respectively.

Research and Development

Research and Development costs are expensed as incurred. No research and development costs were incurred during the years ended February 28, 2024, and 2023.
Related Parties

See Notes
6,
8
,
10,
1
2,
and
13
.

Share-Based Compensation

ASC 718, “
Compensation – Stock Compensation
”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities or issuing or offering to issue shares, options, and other equity instruments, such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expenses in the financial statements based on their grant date fair values. That expense is recognized over the period when an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period) or the straight-line attribution method.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “
Equity-Based Payments to Non-Employees.”
Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the grant date.

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of February 28, 2024, and 2023.

Recently Issued Accounting Pronouncements

I
n November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is required to be applied retrospectively for all prior periods presented in the financial statements. We are evaluating the adoption impact of this ASU on our consolidated financial statements and related disclosures but do not expect any material impact upon adoption.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” We are currently evaluating the impact of this ASU but do not expect any material impact upon adoption.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of the operation.

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

Note
4
- Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at February 28, 2024, as the Company has recorded a full valuation analysis.

Note 5- Acquisition

The Company has completed one acquisition that has been accounted for as a business combination and has resulted in the recognition of goodwill in the Company’s Consolidated Financial Statements. This goodwill arises because the purchase prices for the business exceed the fair value of acquired identifiable net assets due to the purchase prices reflecting a number of factors, including the future earnings and cash flow potential of these businesses, the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers, the competitive nature of the processes by which the Company acquired the businesses and the complementary strategic fit and resulting synergies these businesses bring to existing operations.

For acquisitions, the Company makes an initial allocation of the purchase price at the date of acquisition based on its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains the information used for the purchase price allocation during due diligence and through other sources. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities, including through tangible and intangible asset appraisals, and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price.

The Company has completed the below acquisition during the year ended February 28, 2023. The accompanying consolidated financial statements include the operations of the acquired entity from their respective acquisition date.

Business Combination-
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

The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisitions as follows:

Assets Acquired:
Cash	$913
Inventory	12,995
Total Assets Acquired	13,908
Liabilities assumed:
Clearbanc Debit Card	2,365
Notes Payable - PayPal Capital	2,454
Notes Payable Shopify Capital	537
Sales Tax Payable	36
Note Payable Related Party	35,000
Total Liabilities Assumed	40,392

Total identifiable net assets	(26,484)
Purchase price	557,000
Goodwill - Excess of purchase price over fair value of net assets acquired on acquisition date	$583,484

The purchase price of $557,000 was paid in stock and discharge of liability. Goodwill in the amount of $583,484 was recognized in the acquisition of Mango Moi LLC and is attributable to the cash flows of the business derived from our potential to outperform the market due to its existing relationship and other synergies created within the Company.

Note
6
- Asset Purchase Agreement - Related Party

On December 4, 2023, the Company acquired the assets of The Ideation Lab, LLC, and its functional beverage division, The Jordre Well. The Ideation Lab is a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand; E.J. Well Co, a women’s wellness brand; and others. Stephen James Curated Coffee Collection (“SJCCC ") is a premium coffee brand sold in 35 select Ohio Kroger stores, direct-to-consumer at the website GetSJCoffee.com, through Amazon.com. BFYW is in discussions with major national grocers and retailers about expanding sales. Amazon, the e-commerce giant, carries 14 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe.

The Company acquired the equipment and the inventory against the Series A Preferred Shares which were issuable as of February 28, 2024, and subsequently issued on March 24, 2024, for consideration of $56,243. See below for the details of assets acquired:

December 4, 2023
Assets acquired
Equipment	$4,869
Inventory	51,374
Total assets	$56,243

Note 7 - Convertible Notes Payable

(A)
On April 12, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., in which Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the "Note"). The Note bears an original issue discount of $31,000,
and
 interest of 12% per year and had an original maturity date of April 12, 2023 (the "Maturity Date").

On June 7, 2022, the Company entered into a second Securities Purchase Agreement with Mast Hill Fund, L.P., Pursuant to the June 7, 2022 Security Purchase Agreement, Mast Hill purchased a promissory note, with a principal amount of $310,000 for a purchase price of $279,000 (the “Note”). The Note bears an original issue discount of $31,000, each bear interest of 12% per year and had an original maturity date of June 7, 2023 (the “Maturity Date”).

On September 18, 2023, the Company entered into an amendment of both promissory. The outstanding principal balance of the notes increased by $40,891 and $40,023, respectively. The interest rate on both notes has been increased to 18% as a result of the amendment, and the maturity date has been extended to September 13, 2024. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded of $80,914 on the consolidated statement of operations. There was no change in fair value of the debt instruments subsequent to the amendment date, since the extinguishment transaction occurred on September 18, 2023.

The above notes are convertible into shares of the Company's common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing. Further, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Mast Hill, pursuant to which the Company is obligated to file a registration statement. On October 11, 2022, Mast Hill Fund agreed to extend the timeframes in section 2(a) of the Registration Rights Agreement dated April 12, 2022 until February 9, 2023, and to have the Registration Statement become effective on or before February 9, 2037.

The total interest expense and accrued interest on both the Mast Hill Fund promissory notes were
$129,877 and $164,924
respectively for the years ended February 28, 2024.

The total interest expense and accrued interest on both the Mast Hill Fund promissory notes were $60,244 and $60,243 respectively for the years ended February 28, 2023.

(B)
On January 17, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending, LLC with the principal amount of $65,000
,
maturity date November 30, 2024
, and
 interest at

a

rate of 12% per annum. The note
includes a
conversion discount of 35 % and the conversion price shall be determined on the basis of the average of three lowest trading price of Common stock during the ten trading days period and is limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time.

The total interest expense and accrued expense on the 1800 Diagonal Lending promissory note was
$919
for the year ended February 28, 2024.

As of February 28, 2024 and 2023 the balances of convertible notes payable were $766,419 and $594,804 respectively.

Note
8
- Other Receivable Related Party

As of February 28, 2024 the balance of other receivable related party w as
$5,152 and is related to the sale of beverages through TJW which is a common control entity.

Note
9
- Property and Equipment, net

The Company’s property and equipment for the year ended February 28, 2024 and 20
2
3 are as follows:

	FOR THE YEARS ENDED FEBRUARY 28,
	2024	2023
Equipment	$2,323	$2,323

Equipment acquired, net of depreciation	4,869	—

Less: accumulated depreciation	(1,932)	(776)

Equipment, Net	$5,260	$1,547

The Company recorded depreciation expense of $1,156 and $776 during the years ended February 28, 2024, and 2023, respectively.

Note 1
0
– Operating Lease Right of Use Asset and Lease Liability

On April 1, 2023 Company entered into the lease agreement to lease
10
,247
square feet office in Columbus, OH. The lease
term is
from April 1, 2023 to March 31, 2026, with two one-year options to extend. The monthly rental payment of $6,650 has been accrued for ten
months for
the year ended February 28, 2024.

The
ROU asset obtained in exchange for
the
new operating lease liability
was
$200,215.
The company uses the implicit rate when it is readily determinable. The present value of the lease obligations for the lease was calculated using an incremental borrowing rate of
 12%.

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

Future lease payments are as follows:

Operating Lease
2025	79,800
2026	79,800
2027	6,650
Total lease payments	166,250
Less: present value discount	(19,796)
Total lease liabilities	146,454
Less: current portion	(65,765)
Non-current lease liabilities	80,689

The following table set forth additional information pertaining to our leases:

For the twelve months ending February 28,	2024
Cash paid for amounts included in the measurement of lease liabilities:	6,650
Operating cash flows from operating leases	13,300
Weighted average remaining lease term – operating leases	2 years
Weighted average discount rate – operating leases	12%

Note 1
1
– Accounts Payable

For the years ended February 28, 2024, and 2023, the balance of accounts payable were $601,487 and $393,777, respectively. The balance of accounts payable as of February 28, 2024 consist of $50,000 due to Carter Ledyard Milburn towards legal fees, professional fees of $177,225 including audit and accounting fees and remaining balance of $374,262.

On January 25, 2024, Carter, Ledyard, and Milburn, LLP, the Company’s former SEC Counsel, filed a complaint in the New York Superior Court seeking payment for past legal fees of $99,698.91. Carter, Ledyard and Milburn, LLP, and BFYW reached a settlement filed on May 21, 2024, with the New York Clerk stipulating a settlement of $50,000. A settlement adjustment was recorded of $49,699 as a reduction to SG&A expenses on the consolidated statement of operations.

Note 1
2
- Note Payable Related Party

As of February 28, 2024, and 2023, the balance of
n
otes payable to related part
ies
was $449,287 and $293,000, respectively.

During the year ended February 28, 2024, the Company received $174,473 from Green Ohio Ventures (GOV) a company owned by a related party through common ownership, $64,417 from our Audit Chairman David Deming and $164,897 from Mr. James, CEO. These notes are non-interest bearing, unsecured and payable on demand. In addition, on July 18, 2023, the Board of Directors authorized the issuance of 5,270,271 Common Shares at $0.037 per share to settle a $195,000 loan from related party David Deming with the issuance of common shares.

During the year ended February 28, 2023, Company received $32,500 from Mr. James, $48,000 from GOV,
and
$195,000 from our Audit Chairman, David Deming.

On October 12, 2022, the Board of Directors authorized the issuance of
760,870 Common Shares at $0.023 per share to retire $17,500 of the $35,000
l
oan that was obtained from Mango Moi, LLC
.
T
he remaining balance of $17,500 was entirely paid to the lender during fiscal year 2024.

Note 1
3
– Deferred Compensation

The Company has recognized $85,823 and $379,759 as of February 28, 2024 and 2023 in deferred compensation related to the Employment Agreements for Chief Executive Officer, Chief Branding Officer and Chief Business Development Officer.

Note 1
4
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

JH Darbie & Co., Inc. (“JH Darbie”) and the Company are parties to a Finder’s Fee Agreement, signed March 15, 2020 (“Finder’s Agreement”) pursuant to which JH Darbie would introduce the Issuer to third-party investors. Pursuant to the Finder’s Agreement, in relation to the April 12, 2022, and the June 7, 2022 Securities Purchase Agreement with Mast Hill Fund, L.P., two equal payments of fees of approximately $22,320 were paid to JH Darbie. In addition, JH Darbie is to receive non-callable warrants of equal to 8% warrant coverage of the amount raised. The warrants shall entitle JH Darbie thereof to purchase common stock of the Company at a purchase price equal to 120% of the exercise price of the transaction or the public market closing price of the Issuer’s common stock on the date of the Transaction, whichever is lower (such price, the “Warrant Price”). The warrants shall be exercisable immediately after the date of issuance, shall have anti-dilutive price protection, participating registration rights, and shall expire 5 years after the date of issuance, in accordance with the Finder’s Agreement.

Note 1
5
- Shareholder Equity

Preferred Stock

The Company's authorized preferred stock consists of 200,000,000 shares with a par value of $0.0001. As of February 28, 2024 and 2023, 700,000 shares were issued and outstanding, respectively.

Common Stock

On December 6, 2023, the Company filed a Schedule Pre-14C to increase the authorized shares to 2,000,000,000 shares of common stock at a par value of $0.0001. The effective date of the increase of authorized shares was January 17, 2024.

There were 419,509,183 and 404,014,987 issued and outstanding as of February 28, 2024, and 2023, respectively.
Common stock of 2,528,230 are reserved for exercise of warrants issued to JH Darbie & Co. Inc. and MacRab LLC.

On April 12, 2022, 125,000 shares of Restricted Common Stock were issued to five Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date of $0.0535, as listed on the OTC Markets, totalling approximately $6,687.

On April 12, 2022, the Company entered into a Securities Purchase Agreement with Mast Hill Fund, L.P., in which Mast Hill purchased a promissory note with a principal amount of $310,000 for a purchase price of $279,000 (the "Note"). The closing of the Purchase Agreements occurred on April 12, 2022. The Note bears an original issue discount of $31,000, and interest of 12% per year and matures on April 12, 2023 (the "Maturity Date"). The Note is convertible into shares of the Company's common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven (7) trading days prior to any prepayment Mast Hill shall have the right to convert their Note into Common Stock of the Company in accordance with the terms of such Note. The Note contains events of defaults and certain negative covenants that are typical in the types of transactions contemplated by the Purchase Agreements.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 commitment shares of the Company's common stock (the "Commitment Shares") as a condition to closing.

On May 26, 2022, 11,000,000 shares of Restricted Common Stock were issued to the two Sellers of Mango Moi, LLC. The shares were valued at the closing share price on the day prior to closing at $0.05, as listed on the OTC Markets, which totalled approximately $550,000. On July 12, 2022, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price of on that date of $0.0399, as listed on the OTC Markets, which totalled $3,990.
On July 27, 2022 the Company filed a
Schedule Pre-14C
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
During the period ended August 31, 2022, a total of 30,282 shares of Restricted Common Stock were sold to two shareholders for
proceeds totalling approximately $3,750.

On October 12, 2022, the Board of Directors authorized the issuance of 2,686,667 Common Shares to Mast Hill for consideration of $64,211 for the extension of the April 12, 2022 Registration Rights Agreement.

On October 12, 2022, the Board of Directors authorized the issuance of 760,780 Common Shares to Joseph Gushy, to whom the Company had a $35,000 debt in relation to the Mango Moi acquisition. The Issuance of Common Shares retired half of the Debt (i.e., $17,500). The Company shall pay Holder the balance of $17,500 in the First Quarter of 2023.

On October 12, 2022, the Board of Directors authorized the issuance of 1,250,000 to SRAX pursuant to its Platform Account Contract with an Effective Date of October 12, 2022, for consideration of $30,000.00 for access to the Platform for a 12-month period from the Effective Date.

On December 1, 2022, 100,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as
compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totalled $1,750.

On December 7, 2022, 13,918,999 restricted Common Shares were issued to SRAX as a part of the September 17, 2021, contract with SRAX, Inc. in which payment in the amount of $380,000 for services was made in securities. The share issuance addresses the “Dilutive Issuance” of securities pursuant to section 4(d)
Share Adjustment
of the contract.

On January 31, 2023, the Company entered into an agreement with Aprari Solutions for accounting and financial reporting services (the “Engagement Letter”). Established in 2018, Aprari Solutions is a leading audit and accounting firm in India with a team consisting of qualified CPAs, Chartered Accountants, CFAs, Ph.D. and MBAs from top institutions, and experienced professionals well-trained in US GAAP and PCAOB audit standards and procedures. Aprari Solutions will be paid $25,000 over 12 months for accounting and auditing assistance services and for fractional CFO services, $30,000 in cash, and $10,000 in stock over 12 months.

On December 4, 2023, the Company entered into the asset purchase agreement with The Ideation Lab LLC(“TIL”) effective which the Company approves the issuance of 300,000 Series A Preferred Shares at $0.14862 per share to TIL for the sale of assets. The shares were issued subsequent to year end as
on March 25, 2024.

On February 28, 2024, 300,000 shares of Restricted Common Stock including 25,000 shares issuable as of November 30, 2023 were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, totalling $840.

Stock Options

During the year that ended February 28, 2023, the Company granted options exercisable for up to 20,000,000 shares of Common Stock, of which 14,000,000 were fully vested on February 28, 2023. The remaining 6,000,000 shares were fully vested during the current year ended February 28, 2024. The outstanding options have an exercise price of $.25 per share. These options expire 5 years after issuance.

The estimates at the grant date are shown below:

	Grant Date	Grant Date
	9/30/2021	1/1/2022
Risk-free interest rate	1.01%	1.26%
Expected term	5 years	5 years
Expected volatility rate	172%	163%
Stock price	$0.22	$0.11
Total fair valued stock option	$4,445,628	$408,121

The Company is amortizing the expense using a straight-line method over the vesting terms of each. The total stock option expense for the years ending February 28, 2024, and 2023 were $614,614 and $1,241,373, respectively.

Stock option granted to Director Leslie Bumgarner
of
$703,891 expired due to resignation effective December 31, 2021 and stock option granted to Dr. Nicola Finley of $444,563 was forfeited on
her resignation dated June 18, 2022.

Note 1
6
 - Goodwill

Goodwill results from our acquisitions, representing the excess of the fair value of consideration transferred over the fair value of the net assets acquired. We monitor vital assumptions and other factors utilized in our goodwill impairment analysis. If business or other market conditions develop that are materially different than we currently anticipate, we will conduct an additional impairment evaluation.  We test goodwill for impairment at the reporting unit level annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.

In December 2023, the Company entered into the Asset Purchase Agreement with The Ideation Lab, LLC, a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. Due to the asset purchase agreement, the Mango Moi product development and reformulation plan has been pushed back and the Company’s focus has shifted toits new beverage brand.
Due to the strategic shift, it was determined that the carrying value of the reporting unit exceeded its estimated fair value. The excess of the carrying value over the estimated fair value of the reporting unit was primarily due to the aforementioned strategic shift leading to lower than expected future cash flows. The Company recorded a full impairment charge of $583,484 and the goodwill balance was reduced to zero.

Note
1
7
- Commitments and Contingencies

Employment Agreements

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
F-24

Note
1
8
- Subsequent Events

●
On March 25, 2024, the Company sought a change in SIC Code from 2844 (Perfumes, Cosmetics, and Other Toilet Preparations) to 5149 (Groceries and Related Products, Not Elsewhere Classified) to better reflect its financial classification.

●
On March 25, 2024
,

The Company entered into an Amended and Restated Asset Purchase Agreement (the “Agreement”) with The Ideation Lab, LLC, an Ohio Limited Liability Company pursuant to which the Company agreed to purchase assets owned by TIL for 300,000 shares of the Company’s shares of Series A Preferred Stock. The effective date of the Agreement is December 4, 2023.

●
On April 8, 2024
,
 The Board and the holders of a majority of the voting power of our shareholders approved an amendment to our articles of incorporation to effect a reverse split within the range of 500-to-1 to 5000-to-1, with the Board having the discretion as to the exact date and ratio of any reverse split to be set at a whole number within the above range. The reverse split will become effective upon the filing of the amendment to the articles of incorporation with the Secretary of State of the State of Nevada. A Schedule Pre-14C was filed with the SEC regarding the reverse split April 11, 2024.

●
On May 21, 2024 – Carter, Ledyard and Milburn, LLP (CLM), and BFYW reached a settlement to CLM’s January 25, 2024, complaint filed with the New York Superior Court seeking payment for past legal fees of $99,698.91. The settlement stipulates BFYW shall pay a total of $50,000 in three installments: $15,000 by July 15, 2024, $15,000 due by January 1, 2025, and the remaining balance of $20,000 shall be due by April 1, 2025.

●
On July 19, 2024, the Company received a notice of default and demand (the “Default Notice”) from 1800 Diagonal Lending LLC (the “Lender”) related to its $65,000 (the “Note”) promissory note of January 17, 2024. The Lender demanded the immediate payment of 150% of the remaining outstanding principal balance ($65,000.00 (current balance) * 1.5 = $97,500.00), together with accrued interest and “Default Interest,” as provided for in the Note.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Fractional Chief Financial Officer, has conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act), as of February 28, 2024, of the Company’s disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Fractional Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of February 28, 2024, and additional controls were required to address and correct material weaknesses.

Management
’
s Annual Report on Internal Control over Financial Reporting
— Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Fractional Chief Financial Officer, has evaluated the effectiveness, as of February 28, 2024, of the Company’s internal control over financial reporting. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its publication Internal Control-Integrated Framework (2013). Based on that evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2024.

Changes in Internal Control over Financial Reporting
—There were no changes in the Company’s internal control over financial reporting that occurred during the year ended February 28, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
23

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Board of Directors
Our executive officers and directors include the following:

Name	Age	Position
Ian James	58	Chairman of the Board, and Chief Executive Officer
Stephen Letourneau	48	Chief Branding Officer, Director and Chief Operating Officer effective February 28, 2024
Jacob Ellman	30	Chief Business Development Officer
Dr. Pratibha Chaurasia	48	Fractional Chief Finance Officer
Montel Williams	67	Director, member of Compensation and Audit Committee
Joseph J. Watson	58	Director, Compensation Committee Chair and member of Audit Committee
David H. Deming	71	Director, Audit Committee Chair and Corporate Secretary
Christina Jefferson	44	Director, member of Compensation Committee
Ian James, Chairman of the Board, and Chief Executive Officer:

Ian James, age 58, attended Ohio University from 1984 to 1989 where he obtained a Bachelor of Arts. Mr. James was appointed as President at Green Light Acquisitions, a cannabis and hemp investment holding company, where his responsibilities consisted of providing the Company’s strategic vision and development leadership in mergers and acquisitions. He has held this position from June 2014 to the present. In August of 2019, Ian organized the CBD Idea Factory, which became The Ideation Lab in January 2020. Ian has served as the CBD Idea Factory and The Ideation Lab’s Chief Executive Officer from the two companies’ inception until today. From 1995 to 1996, Ian served as Merv Griffin’s Corporate Community and Governmental Relations executive, working in the highly regulated gaming industry. In February 2016, Politico magazine named Ian one of the United States’ most influential political thought leaders. Ian has served as a Board Member of the Ohio Center for Journalism since August 2020.

Stephen Letourneau, Director, Chief Branding Officer and Chief Operating Officer:

Stephen Letourneau, age 48, attended University of Cincinnati from 1994 to 1997. Mr. Letourneau was appointed as Chief Brand Officer at Green Light Acquisitions, a Cannabis and Hemp investment holding company, where his primary responsibilities consisted of developing the brand ethos for consumer-packaged goods. He has held this position from June 2014 to the present. In August of 2019, Stephen organized the CBD Idea Factory, which became The Ideation Lab in January 2020. Stephen has served as the CBD Idea Factory and The Ideation Lab’s Chief Brand Officer from the two companies’ inception until today. Stephen has served as an Advisory Board Member for Nemacolin Resort in Farmington, PA since August 2015 to the present. Stephen is a Council member for the George Washington University School of Business, Digital Marketing Advisory Council member. Effective, February 28, 2024 the Company appointed Stephen Letourneau as Chief Operating Officer (“COO”).

Montel Williams, Director

Mr. Williams, age 67, enlisted in the United States Marine Corps in 1974. Mr. Williams received a B.S. in Engineering from the United States Naval Academy in 1980, and served in the United States Navy in active duty until 1991, and as a reservist until 1996 when he retired at the rank of Lieutenant Commander. Mr. Williams’ awards include two Meritorious Service Medals, two Navy Commendation Medals, the National Defense Service Medal, the Navy Achievement Medal, two Navy Expeditionary Medals, the Armed Forces Expeditionary Medal and two Humanitarian Service Medals.

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

Joseph J. Watson, Director

Mr. Watson, age 58, received a B.S. in Communications System Management from Ohio University in 1992, and received a Master’s in Business Administration from Ohio University in 1999. Mr. Watson served in the United States Army from 1985 to 1987 and is also a National Guard veteran.

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

David H. Deming, Director

Mr. Deming, age 71, received a B.A. in Economics from Hobart College in 1975. Mr. Deming started his career at J.P. Morgan in 1976 and was a Managing Director in charge of the Global Healthcare Investment Banking Group from 1991 to 2003.

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

Christina Jefferson, Director

Ms. Jefferson, age 44, has spent her career as a leader in the diversity, equity, and inclusion field and currently serves as the Director of Diversity, Equity, and Inclusion for the San Francisco 49ers. Jefferson spent six years of her career with Sephora, leading their diversity and inclusion efforts companywide. During her time at Sephora, Jefferson rose through the ranks working on social impact and diversity and inclusion programs to foster inclusivity across stores, corporate offices, and distribution centers. Jefferson was instrumental in building a talent pipeline to identify and hire individuals from underrepresented groups. In addition to her work internally, Jefferson also advocated for inclusive marketing campaigns and more during her time there. Jefferson sits on several boards, including the Jewish Community Relations Council of San Francisco and Congregation Sherith Israel. Jefferson earned her B.S. from the University of Southern Indiana and her Masters in Human Resource Management from Golden Gate University.

Dr. Pratibha Chaurasia, Fractional Chief Financial Officer

Dr. Pratibha Chaurasia, CPA, CA, Ph.D.
age 48,
is the Company’s Fractional Financial Officer (“CFO”). Dr. Chaurasia offers over 24 years of diverse professional experience in financial reporting and auditing under GAAP and IFRS, with expertise in PCAOB audits and more. Dr. Chaurasia is the founder of Aprari Solutions and was formerly a Professor of International Finance and Management at the Daly College Business School and a Manager of Operations at Max Life Insurance Company Limited, formerly known as Max New York Life Insurance Company Limited.
Jacob Ellman, Chief Business Development Officer

Mr. Ellman, age 30, started his professional career in 2013 as a derivatives trader at Axiom Markets, LLC, focused on commodity, currency, and equity index futures. In 2015, Mr. Ellman co-founded FX Metrix, a publisher and custom index provider focused on the foreign exchange markets. In 2016, Mr. Ellman founded Smoke Show Ventures, which in 2018 sold substantially all of its assets to DMO Holdings Corp., a special purpose holding company formed and capitalized to become an integrated resource provider to the rapidly growing legal cannabis industry and its participants. Mr. Ellman served as Chief Executive Officer of DMO Holdings Corp. from 2018 until it was acquired in 2021. In 2021, Mr. Ellman founded MRKTS Group Inc. to capitalize on opportunities in the financial services industry and its ancillary markets.

Conflicts of Interest

Certain of our directors and officers will be engaged in, and will continue to engage in, other business activities on their own behalf and on behalf of other companies, and, as a result of these and other activities, such directors and officers may become subject to conflicts of interest. Our independent members of the Board will review any such transactions and report them to the Board Audit Committee.

The Nevada Revised Statutes (“
NRS
”) provides that if a director has a material interest in a contract or proposed contract or agreement that is material to an issuer, the director shall disclose his interest in such contract or agreement and shall refrain from voting on any matter in respect of such contract or agreement, subject to and in accordance with the NRS. To the extent that conflicts of interest arise, such conflicts will be resolved in accordance with the provisions of the NRS.
Significant Employees

We do not expect any other individuals to significantly contribute to our business besides our chief executive officer and director, chief branding officer, chief operating officer and director, fractional chief financial officer, and chief business development officer.

Fami
ly
Relationshi
ps

The Chief Executive Officer and Chairman, Ian James, and Chief Operating Officer/Chief Branding Officer and Director, Stephen Letourneau, are legally married. There are no other family relationships to disclose.

Arran
g
ements Between Officers and Directors

Except as outlined in this Annual Report, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which such officer or director was selected to serve as an officer or director of the Company.

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person pursuant to which any of our directors or executive officers were appointed.

Legal Proceedings

No officer or director has, during the past five years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years before that time, (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
Audit Committee

David H. Deming is currently the Chair of the Audit Committee. Directors Joseph Watson and Montel Williams also serve on the Audit Committee. A summary of the Audit Committee’s responsibilities includes:
•	the recommendation for appointment, remuneration, and terms of appointment of auditors of the Company;
•	review and monitor the auditor’s independence and performance, and effectiveness of audit process;
•	examination of the financial statement and the auditors’ report thereon;
•	approval or any subsequent modification of transactions of the Company with related parties;
•	scrutiny of inter-corporate loans and investments;
•	valuation of undertakings or assets of the Company, wherever it is necessary;
•	evaluation of internal financial controls and risk management systems;
•	monitoring the end use of funds raised through public offers and related matters; and
•	any other responsibility as may be assigned by the board from time to time.
Compensation Committee
Director Joseph Watson serves as Chair of the Compensation Committee. Directors Christina Jefferson and Montel Williams also serve on the Compensation Committee. A summary of the Compensation Committee’s responsibilities includes:
•	discharge the Board’s responsibilities relating to compensation of the Company’s executive officers,
•	oversee the administration of the Company’s executive compensation plans;
•	manage compensation for all executives and leadership;
•	oversee equity awards;
•	repeatable processes for compensation review;
•	actively monitor risks in compensation practices;
•	adhere to the agreed philosophy of compensation.
The Company has not yet established a nominating or corporate governance committee.
26

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended February 29, 2024 and February 28, 2023.
	Fees			Non-equity
	earned or		Option-	incentive plan	All other
	paid in cash	Share-based	based	compensation	compensation	Total
Name	($)	awards	Awards (8)	($)	($)	($)
Ian James (1)	$199,197	-	-	-	-	$199,197
Stephen Letourneau (2)	152,787	-	-	-	-	152,787
Jacob Ellman (3)	128,656					128,656
Montel Williams (4)	417	100,000	-	-	-	1,044
Joseph J. Watson (5)	417	100,000	-	-	-	1,044
Christina Jefferson (6)	167	100,000	-	-	-	795
David H. Deming (7)	$417	100,000	-	-	-	$1,045
Notes
(1)	Mr. Ian James was appointed as a director of the Company on July 30, 2021.
(2)	Mr. Stephen Letourneau was appointed as a director of the Company on July 30, 2021.
(3)	Mr. Jacob Ellman was appointed as a Chief Business Development Officer of the Company on July 21, 2022.
(4)	Mr. Montel Williams was appointed as a director of the Company on August 27, 2021 was reappointed effective September 26, 2023.

(5)	Mr. Joe Watson was appointed as a director of the Company on August 27, 2021 and was reappointed effective October 1, 2023.

(6)
On December 14, 2021, the Company’s Board of Directors (the “Board”) unanimously approved the appointment of Christina Jefferson to the Board as an Independent Director, effective January 1, 2022 and was reappointed effective January 1, 2024.

(7)	Mr. David Deming was appointed as a director of the Company on August 27, 2021 and was reappointed effective September 26, 2023.

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

Employment Agreements
As of the date of this report, the Company has not entered into any employment arrangement with any director or officer for the current fiscal year other than those specified herein.

Summary Compensation for Directors

Outstanding Equity Awards at the Fiscal Year-End
The following table provides information on stock and option awards held by the named executive officers as of February 28 2024:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Montel Williams	9/30/2021	4,000,000	0.25	9/30/2026
David H. Deming	9/30/2021	4,000,000	0.25	9/30/2026
Joseph J. Watson	9/30/2021	4,000,000	0.25	9/30/2026
Christina Jefferson	1/1/2022	4,000,000	0.25	1/1/2027

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares of Units of Stock that Have Not Vested ($)
David H. Deming	9/26/2023	150,000	0.0047
Montel Williams	9/26/2023	150,000	0.0047
Joseph J. Watson	10/1/2023	150,000	0.0027
Christina Jefferson	1/1/2024	175,000	0.0070

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 10,
2024, the below is information with respect to the securities holdings of (i) our named executive officers, (ii) our directors, (iii) our executive officers and directors as a group, and (iv) all persons which, pursuant to filings with the SEC and our stock transfer records, we have reason to believe may be deemed the beneficial owner of more than 5% of the shares of Common Stock.
Unless as otherwise indicated in the following table and/or the footnotes thereto, the address of our executive officers and directors in the following table is:
1349 East Broad Street, Columbus, OH 43205
.
	Amount of		Amount of
	Beneficial	Percent of	Beneficial	Percent of
	Ownership of	Outstanding	Ownership of	Outstanding
	Common	Common	Preferred	Preferred
Name of Beneficial Owner (1)	Stock	Stock (2)	Stock	Stock (4)
Directors and Named Executive Officers:
Ian James	264,404,533	52.0679%	445,705	44.7266
Stephen Letourneau	42,396,133	8.3489%	445,705	44.7266
Montel Williams	350,000	0.0689%	—	—
Joseph J. Watson	475,000	0.0935%	—	—
David H. Deming	6,024,018	1.1863%	—	—
Christina Jefferson	300,000	0.0591%	848	0.0851
Jacob Ellman, Chief Business Development Officer	17,971,892	3.5391	3,391	0.3403
Dr. Pratibha Chaurasia, Fractional Chief Finance Officer	775,194	0.1527%	—	—
Mark Hamlin, Principal Accounting Officer	2,500,000	0.4923%	8,927	0.8958
All directors and executive officers as a group	335,196,770	66.0087%	903,728	90.7745
5% Stockholders:
Green Ohio Ventures, LLC (3)	207,898,684	40.9405%	—	—
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

(2)	Based on 507,807,233 shares of the Company’s common stock issued and outstanding as of September 10 , 2024.

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

(4)	Based on 996,509 shares of the Company’s Series A Preferred Stock issued and outstanding as of September 10 , 2024.
(5)
Ian James holds 56,505,849 shares of the Company’s common stock and beneficially owns another 207,898,684 shares of the Company’s common stock owned by Green Ohio Ventures, LLC, of which Mr. James has voting and dispositive power over the shares. Mr. James, therefore, holds voting and dispositive power over 264,404,533 Common Shares.

(6)
Jacob Ellman holds 8,075 shares of the Company’s common stock and beneficially owns another 17,963,817 shares of the Company’s common stock owned by MKRTS Group Inc., of which Mr. Ellman has voting and dispositive power over the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Except as disclosed below, for transactions with our executive officers and directors, please see the disclosure under “
EXECUTIVE COMPENSATION
” above.

Ian James, the Company’s Chief Executive Officer and Director, along with Stephen Letourneau together own a majority of the membership interests (collectively constituting approximately 90.62%) of Green Ohio Ventures, LLC, an Ohio limited liability company (“
GOHV
”). On July 19, 2021, we entered into a Share Purchase Agreement by and among CRS Consulting, LLC, a Wyoming limited liability company (“
CRS
”), GOHV, Ian James, and Stephen Letourneau, pursuant to which, on July 30, 2021, CRS sold 700,000 shares of the Company’s Series A Preferred Stock and 250,000,000 shares of Common Stock, representing approximately 89.62% voting control of the Company at the time. 350,000 shares of Series A Preferred Stock were transferred to Ian James, 350,000 shares of Series A Preferred Stock were transferred to Stephen Letourneau, and 250,000,000 shares of Common Stock were transferred to GOHV. The aforementioned purchasers, collectively, paid $335,000. The consummation of the transactions contemplated by this Share Purchase Agreement resulted in a change in control of the Company, with Ian James, Stephen Letourneau and GOHV becoming the largest controlling stockholders.
On July 18, 2023, we entered into a Loan Conversion Agreement with David Deming. During our 2023 fiscal year ended February 28, 2023, Mr. Deming provided a short-term working capital loan to us in the principal amount of $195,000. Pursuant to the Loan Conversion Agreement, we issued 5,270,271 shares of Common Stock at a conversion price of $0.037 per share as consideration for Mr. Deming’s cancelation and forgiveness of the $195,000 loan.
On September 18, 2023, we entered into the MIPA with TIL and various sellers. The purchase price was determined at a $3,000,00 valuation. On October 1, 2023, in connection with the MIPA, each seller was given the choice to receive their pro-rata portion of the Consideration Shares (as defined in the MIPA) in the form of restricted shares of our Series A Preferred Stock or restricted shares of our Common Stock.
Subsequently, on December 4, 2023, the parties terminated the MIPA. The sellers are related parties of the Company (including Ian James, our CEO), having majority control of both TIL and the Company. The parties agreed to terminate the MIPA and pursue an Asset Purchase Agreement due to the treatment of the sellers’ liabilities and the sellers’ inability to secure a timely audit of two years of financials. We incurred no early termination penalties.
On December 4, 2023, we entered into the APA with TIL to acquire the right, title, and interest in, including all of the assets of TIL, for 300,000 shares of our Series A Preferred Stock and on the terms set forth in the APA, including the perpetual rights to TIL’s portfolio of brands, including the Premium Coffee line, SJCCC, and sales agreements, contracts, customer and vendor agreements, formulas, intellectual property, inventory, equipment, and centralized administrative operations, which excel in the consumer packaged goods sector. The managing member of TIL, Ian James, is a related party to the Company, having majority control of TIL and the Company.
29

On February 28, 2024, we entered into a Deferred Compensation Conversion Agreement with Ian James. During the fiscal year ended February 28, 2024, Mr. James deferred compensation in the amount of $199,196.08. Pursuant to the CEO Deferred Compensation Conversion Agreement and unanimous approval and authorization of our Board of Directors, we have issued 49,799,020 common shares, at a conversion price of $0.004 per share as consideration for Mr. James’ cancelation and forgiveness of the $199,196.08 in deferred compensation.

On February 28, 2024, we entered into a Deferred Compensation Conversion Agreement with Stephen Letourneau. During the fiscal year ended February 28, 2024, Mr. Letourneau deferred compensation in the amount of $152,786.97. Pursuant to the CBO Deferred Compensation Conversion Agreement and unanimous approval and authorization of our Board of Directors, we have issued 38,196,743 common shares, at a conversion price of $0.004 per share as consideration for Mr. Letourneau’s cancelation and forgiveness of the $152,786.97 in deferred compensation.
On March 22, 2024, Ian James and Stephen Letourneau were issued an additional 95,705 Series A Preferred Stock pursuant to The Ideation Lab's December 4, 2023 asset purchase. Their cumulative total of Series A Preferred Stock is 445,705 each.

Director Independence

See “Directors, Executive Officers and Corporate Governance -Director Independence” above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional services rendered by GBQ Partners LLC (“GBQ”) CPA, PCAOB ID No. 1808, our independent registered public accounting firm, for the years ended February 28, 2024, and 2023. GBQ Partners LLC did not bill us for other services during those periods.

	2024	2023
Audit fees (1)	116,625	$40,350
Audited related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total	$116,625	$40,350
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

There was no non-audit services provided by our independent registered public accounting firm during the fiscal year ended February 28, 2022.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statements

2.

Exhibits

The following exhibits are filed with, or incorporated by reference, in this Annual Report.
Exhibit Number	Description	Incorporated by Reference to

3.1	Articles of Incorporation	Filed as an exhibit to the Company’s Form 10-12G/A, as filed with the SEC on June 23, 2021, and incorporated herein by this reference (File No. 000-56262).

3.2	Amendment to Certificate of Incorporation.	Exhibit 3.1 to the Current Report on Form 8-K filed on August 19, 2021 (File No. 000-56262).

3.3	Bylaws of the Company	Exhibit 3.2 of the Company’s Form 10-12G/A filed with the Securities and Exchange Commission on June 23, 2021 (File No. 000-56262).

10.1	Share Purchase Agreement between Fast Track Solutions, Inc., CRS Consulting, LLC, Green Ohio Ventures, LLC, Ian James and Stephen Letourneau dated July 19, 2021.	Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2021 (File No. 000-56262).

10.2	Independent Director Agreement, dated August 31, 2021, by and between the Company and Montel Williams.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.3	Independent Director Agreement, dated August 29, 2021, by and between the Company and Joseph J. Watson.	Exhibit 10.3 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.4	Independent Director Agreement, dated August 28, 2021, by and between the Company and David H. Deming.	Exhibit 10.4 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.5	Independent Director Agreement, dated August 29, 2021, by and between the Company and Dr. Nicola R. Finley, MD.	Exhibit 10.5 to the Current Report on Form 8-K filed on September 2, 2021 (File No. 000-56262).

10.6	Term Sheet between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 21, 2021 (File No. 000-56262).

10.7	Amended and Corrected Equity Purchase Agreement by and between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC.	Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2021 (File No. 000-56262).

10.8	Amended and Corrected Registration Rights Agreement by and between Better For You Wellness, Inc. and Williamsburg Venture Holdings LLC.	Exhibit 10.2 to the Current Report on Form 8-K filed on December 7, 2021 (File No. 000-56262).

10.9	Letter of Intent executed February 11, 2022.	Exhibit 99.1 to the Current Report on Form 8-K filed on February 16, 2022 (File No. 000-56262).

10.10	Form of Share Purchase Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.11	Form of Promissory Note.	Exhibit 10.2 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.12	Form of Registration Rights Agreement.	Exhibit 10.3 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.13	Form of Finder’s Agreement.	Exhibit 10.4 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.14	Form of Agreement to Terminate.	Exhibit 10.5 to the Current Report on Form 8-K filed on April 18, 2022 (File No. 000-56262).

10.15	Form of MIPA, Employment Agreement, and Consulting Agreement.	Exhibit 10.1 to the Current Report on Form 8-K filed on May 2, 2022 (File No. 000-56262).

10.16	Form of Share Purchase Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on June 10, 2022 (File No. 000-56262).

10.17	Form of Promissory Note	Exhibit 10.2 to the Current Report on Form 8-K filed on June 10, 2022 (File No. 000-56262).
32

10.18	Form of Registration Rights Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on June 10, 2022 (File No. 000-56262).

10.19	Form of CEO Deferred Compensation Conversion Agreement	Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2022 (File No. 000-56262).

10.20	Form of CBO Deferred Compensation Conversion Agreement	Exhibit 10.2 to the Current Report on Form 8-K filed on July 19, 2022 (File No. 000-56262).

10.21	Form of Loan Conversion Agreement	Exhibit 10.3 to the Current Report on Form 8-K filed on July 19, 2022 (File No. 000-56262).

10.22	Form of Engagement	Exhibit 10.1 to the Current Report on Form 8-K filed on February 9, 2023 (File No. 000-56262).

10.23	Amendment #2 To The Promissory Note Issued On April 12, 2022	Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2023 (File No. 000-56262).

10.24	Amendment #1 To The Promissory Note Issued On June 7, 2022	Exhibit 10.2 to the Current Report on Form 8-K filed on September 27, 2023 (File No. 000-56262).

10.25	Independent Director Agreement, dated September 26, 2023, by and between the Company and Montel Williams.	Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2023 (File No. 000-56262).

10.26	Independent Director Agreement, dated September 26, 2023, by and between the Company and David H. Deming.	Exhibit 10.4 to the Current Report on Form 8-K filed on September 29, 2023 (File No. 000-56262).

10.27	Independent Director Agreement, dated October 1, 2023, by and between the Company and Joseph J. Watson.	Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2023 (File No. 000-56262).

10.28	Form of Asset Purchase Agreement – The ideation Lab (TIL) Assets	Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2023 (File No. 000-56262).

10.29	Deferred Compensation Conversion Agreement with Ian James (the “CEO Deferred Compensation Conversion Agreement”) dated February 28, 2024	Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2024 (File No. 000-56262).

10.30	Deferred Compensation Conversion Agreement with Stephen Letourneau (the “CBO Deferred Compensation Conversion Agreement”) dated February 28, 2024	Exhibit 10.2 to the Current Report on Form 8-K filed on March 5, 2024 (File No. 000-56262).

10.31	Amended and Restated Asset Purchase Agreement with The Ideation Lab, LLC dated December 4, 2023	Exhibit 99.1 to the Current Report on Form 8-K filed on March 28, 2024 (File No. 000-56262)

21.1	Subsidiaries of the Registrant	Filed herewith.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended February 28, 2024
Filed herewith.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the period ended February 28, 2024
Filed herewith.

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Furnished herewith.

99.1	Shareholder Letter dated December 18, 2023	Exhibit 99.1 to the Current Report on Form 8-K filed on December 18, 2023 (File No. 000-56262).

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	Filed herewith.
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
BETTER FOR YOU WELLNESS, INC.

Dated: September 10, 2024	By:	/s/ Ian James
Ian James
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

	By:	/s/ Stephen Letourneau
Dated: September 10, 2024		Stephen Letourneau Director

	By:	/s/ Montel Williams
Dated: September 10, 2024		Montel Williams

	By:	/s/ Joseph J. Watson
Dated: September 10, 2024		Joseph J. Watson

	By:	/s/ David H. Deming
Dated: September 10, 2024		David H. Deming

	By:	/s/ Christina Jefferson
Dated: September 10, 2024		Christina Jefferson
36