Form 10-Q
period 2024-05-31
Better For You Wellness, Inc.
filed 2024-09-16
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File Number:
000-56262

BETTER FOR YOU WELLNESS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2903933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1349 East Broad Street Columbus, OH	43205
(Address of principal executive offices)	(Zip Code)

(888) 287-7555
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Not applicable	Not applicable	Not applicable

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
☐
No
☒

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of September
16
, 2024 was 507,804,946 shares of Common Stock and 998,796 shares of Series A Preferred Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2024	February 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,026	$1,716
Accounts receivable	8,565	2,634
Prepaid expenses	17,379	4,634
Other receivable- related party	—	5,152
Inventory	54,988	55,416
Total current assets	82,958	69,552
Equipment, net	3,918	5,260
Right-of-use assets - operating leases	130,742	146,454
Total assets	$217,618	$221,266

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$724,107	$601,487
Deferred compensation	173,819	85,823
Notes payable- related party	474,068	449,287
Accrued interest	199,611	165,843
Operating lease liabilities - current portion	67,758	65,765
Convertible notes payable, net of discount	777,619	766,419
Total current liabilities	2,416,982	2,134,624
Long-term liabilities
Lease liability- net of current portion	62,984	80,689
Total liabilities	2,479,966	2,215,313

Commitments and contingencies (Note 18)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 998,796 and 700,000 shares issued and outstanding as of May 31, and February 28, 2024 respectively)	100	70
Common stock ($0.0001 par value, 2,000,000,000 and 500,000,000 shares authorized, 507,804,946 and 419,509,183 issued as of May 31, and February 28, 2024 respectively)	50,783	41,953
Additional paid in capital	6,485,445	6,493,465
Accumulated deficit	(8,798,676)	(8,529,535)
Total stockholders' deficit	(2,262,348)	(1,994,047)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$217,618	$221,266

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Period Ended May 31,
	2024	2023
Revenue
Merchandise sales	$5,689	$1,850
Cost of goods sold	(5,319)	(932)
Gross profit (loss)	370	918

Operating expenses
Share based expenses	560	392,950
Selling, general and administrative	225,414	312,056
Total operating expenses	225,974	705,006

Operating loss	(225,603)	(704,088)

Other expense
Interest expense	(43,538)	(43,797)
Total other expense	(43,538)	(43,797)

Net loss	$(269,141)	(747,885)

Net loss per common shares outstanding – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	486,026,424	404,081,291

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S (DEFICIT)
FOR THE THREE MONTHS PERIOD ENDED MAY 31, 2024 AND 2023
(Unaudited)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, February 28, 2023	404,014,987	$40,403	700,000	$70	$4,933,281	$(6,075,601)	$(1,101,847)

Common shares issued for services to the company	100,000	10	—	—	940	—	950

Stock option expense	—	—	—	—	384,438	—	384,438

Net loss for the period	—	—	—	—	—	(747,885)	(747,885)

Balances, May 31, 2023	404,114,987	$40,413	700,000	$70	$5,318,659	$(6,823,486)	$(1,464,344)

Balances, February 28, 2024	419,509,183	$41,953	700,000	$70	$6,493,465	$(8,529,535)	$(1,994,047)

Common shares issued for conversion of deferred compensation	87,995,763	8,800	—	—	(8,800)	—	—

Common shares issued for services to the company	300,000	30	—	—	810	—	840

Preferred shares issued for asset purchase	—	—	298,796	30	(30)	—	—

Net loss for the period	—	—	—	—	—	(269,141)	(269,141)

Balances, May 31, 2024	507,804,946	$50,783	998,796	$100	$6,485,445	$(8,798,676)	$(2,262,348)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Period Ended May 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(269,141)	$(747,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	840	385,388
Amortization of debt issuance costs	1,430	25,196
Amortization of debt premium	9,770	—
Depreciation	1,342	194
Changes in Operating Assets and Liabilities:
Accounts receivable	(5,931)	(553)
Inventory	428	563
Prepaid expenses	(12,745)	7,562
Other receivable- related party	5,152	(19,857)
Accounts payable and accrued expenses	(8,538)	94,380
Accrued interest	33,768	18,600
Deferred compensation	87,996	100,160
Other current liabilities	—	(245)
Net Cash Used in Operating Activities	(155,629)	(136,497)

Cash Flows from Financing Activities:
Proceeds from notes payable related party	155,939	140,500
Net Cash Flows from Financing Activities	155,939	140,500

Net increase in cash	310	4,003
Cash at beginning of the period:	1,716	13,773
Cash at end of the period:	$2,026	$17,776

Supplemental Disclosure of Non-Cash Activities:
Preferred shares issued for asset purchase	298,796	—
Preferred shares issuable for asset purchase	1,204	—
Common shares issued for conversion of deferred compensation	8,800	—

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MAY 31, 2024 AND 2023
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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated interim financial statements include the accounts of the Company and its wholly-owned subsidiaries, Mango Moi and Glow Markets, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

This summary of significant accounting policies is presented to assist in understanding the Company’s interim financial statements. These accounting policies conform to accounting principles, generally accepted in the United States of America, and have been consistently applied in the preparation of the interim financial statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to Consolidated Statements of Cash Flows for three months period ended May 31, 2024, to reclassification of accounts payable to note payable related party of $131,158. This change in reclassification does not affect previously reported cash flows from operating activities in Consolidated Statements of Cash Flows.

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

On an ongoing basis, the Company evaluates its estimates, including those related to the bad debt allowance, sales returns, stock-based compensation, beneficial conversion features, useful lives of property and equipment, income taxes, and contingent liabilities, among others. The Company bases its estimates on assumptions, both historical and forward looking, that are believed to be reasonable, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on May 31, 2024 and February 28, 2024, were $2,026 and $1,716, respectively.

Leases

The Company previously adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) in accounting for its operating lease right-of-use assets and operating lease liabilities. At inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange of a consideration. To assess whether a contract is or contains a lease, the Company assesses whether the contract involves the use of an identified asset, whether it has the right to obtain substantially all the economic benefits from the use of the asset and whether it has the right to control the use of the asset. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses on a straight-line basis over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. See Note 6.

The Company has also utilized the following practical expedients:

•	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.

•	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a non-lease component.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash, cash equivalents, and accounts receivable. As of May 31, 2024 and February 28, 2024, the Company’s cash was held by financial institutions that management believes have acceptable credit. Accounts receivables are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three
to five years).

Accounts Receivable, net

The Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-13
, Measurement of Credit Losses on Financial Instruments.
In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the asset's life and is based on Current Expected Credit Losses. Accounts receivables are reported on the balance sheet at the net amounts expected to be collected by the Company. Management closely monitors outstanding accounts receivable and has recognized no allowance for credit losses as of May 31, 2024 and February 28, 2024, respectively. As of May 31, and February 28, 2024, the Company had net accounts receivable of $8,565 and $2,634, respectively.

The carrying amount of receivables is reduced by a valuation allowance for expected credit losses, as necessary, that reflects management’s best estimate of the amount that will not be collected. This estimation takes into consideration historical experience, current conditions and as applicable, reasonable supportable forecasts. Actual results could vary from the estimate. Accounts are charged against the allowance when management deems them to be uncollectible. Based on its assessment, management determined that the risk of credit loss was not material; therefore, there was no valuation allowance recorded as of May 31, and February 28, 2024
.

Inventory

Inventory primarily consists of coffee and related component parts for sale online and at select retailers, are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.

As of May 31, 2024 and February 28, 2024 the Company had $54,988 and $55,416 respectively.  $51,374 of the inventory balance was obtained on December 4, 2023, pursuant to an asset purchase agreement with The Ideation Lab, LLC as described in Note 11.

The Company periodically reviews its inventories to determine whether any inventory has become obsolete or has declined in value and records a charge to operations for known and estimated inventory obsolescence. At both May 31, 2024 and February 28, 2024, the allowance for inventory obsolescence was $0.

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

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of May 31 2024, and February 28, 2024, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at May 31, 2024 and February 28, 204 as a 100% valuation allowance has been established on deferred tax assets at May 31, 2024 and February 28, 2024, due to the uncertainty of our ability to realize future taxable income.

Basic/ Diluted (Loss) Per Share
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
Advertising Costs
Advertising and marketing costs are expensed as incurred. $21,024 and $480 in advertising and marketing costs were incurred during the three months period ended May 31, 2024 and 2023 respectively.
Research and Development
Research and Development costs are expensed as incurred. No research and development costs were incurred during the three months period ended May 31, 2024 and 2023 respectively.
Related Parties
The Company follows ASC 850,
Related Party Disclosures,
for the identification of related parties and disclosure of related party transactions. See notes 7 and 11 below for details of related party transactions in the period May 31, 2024.
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
Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of May 31, 2024 and February 28, 2024.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of May 31, 2024.

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

Note 4 - Convertible Notes Payable

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

On September 18, 2023, the Company entered into an amendment of both promissory. The outstanding principal balance of the notes increased by $40,891 and $40,023, respectively. The interest rate on both notes has been increased to 18% as a result of the amendment, and the maturity date has been extended to September 13, 2024. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded of $80,914 on the consolidated statement of operations in 10K filled on September 10, 2024. There was no change in fair value of the debt instruments subsequent to the amendment date, since the extinguishment transaction occurred on September 18, 2023.

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

The total interest expense on both the Mast Hill Fund promissory notes were $31,802, and $18,600 for the three months period ended May 31, 2024 and 2023 respectively.

The total interest expense payable on both the Mast Hill Fund promissory notes were $196,726 and $164,924 as of May 31, 2024 and February 28, 2024 respectively.

(B)
On January 17, 2024, the Company entered into a convertible promissory note with 1800 Diagonal Lending, LLC with the principal amount of $65,000 of which $60,000 was received in cash and $5,000 was recorded as transaction fees. The note bears the interest rate of 12% per annum and matures at November 30, 2024. The note includes a conversion discount of 35 % and the conversion price shall be determined on the basis of the average of three lowest trading price of Common stock during the ten trading days period and is limited to convert no more than 4.99% of the issued and outstanding Common Stock at time of conversion at any one time. On July 19, 2024, the Default Notice demanded the immediate payment of $189,162, together with principal outstanding, accrued interest and “Default Interest,” as provided for in the Note. This note is currently in default.

The total interest expense on the 1800 Diagonal Lending promissory note was $1,966, and $0 for the three months period ended May 31, 2024 and 2023 respectively.

The Company accounted for the Diagonal Note under ASC 480 and recorded an aggregate debt premium of $35,000 with a charge to interest expense over the tenure of the note.
The total debt premium amortized on the note was $9,770 and $0 for the three months period ended May 31, 2024 and 2023 respectively.

The total interest expense payable on 1800 Diagonal Lending promissory note was $2,885 and $919 as of May 31, 2024 and February 28, 2024 respectively.

Note 5 - Property and Equipment, net

The Company’s property and equipment as of May 31, 2024, and year ended February 28, 2024, are as follows:

	(Unaudited) For the Three Months Ended May 31, 2024	For the Year Ended February 28, 2024
Equipment	$5,260	$2,323

Equipment acquired, net of depreciation	—	4,869

Less: accumulated depreciation	(1,342)	(1,932)

Equipment, net	$3,918	$5,260

The Company recorded depreciation expenses of $1,342 and $194 for the three months ended May 31, 2024, and 2023, respectively.

Note 6 – Operating Lease Right of Use Asset and Lease Liability

On April 1, 2023, the Company entered into a lease agreement to lease 10,247 square feet office in Columbus, OH. The lease commenced on April 1, 2023 to March 31, 2026, with two one-year options to extend. The monthly rental payment of $6,650 has been accrued for thirteen months as of three months period ended May 31, 2024.

The ROU asset obtained in exchange for the new operating lease liability was $200,215. The Company uses the implicit rate when it is readily determinable. The present value of lease obligations for the lease was calculated using incremental borrowing rate of 12%.

Operating lease right of use (ROU) assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date.

Future lease payments are as follows:

For the twelve months ending May 31	Operating Lease
2025	79,800
2026	66,500
2027	—
Total lease payments	146,300
Less: present value discount	(15,558)
Total lease liabilities	130,742
Less: current portion	(67,758)
Non-current lease liabilities	62,984

The following table set forth additional information pertaining to our leases:

For the three months ending May 31,	2024	2023
Weighted average remaining lease term – operating leases	1.8 years	2.8 years
Weighted average discount rate – operating leases	3.81%	3.81%

Notes 7 - Payable - Related Party

As of May 31, 2024, and February 28, 2024, the balance of Notes payable to the related party was $474,068 and $449,287, respectively.  These are non-interest bearing, unsecured, and payable on demand.

Note 8 – Deferred Compensation

The Company has recognized $173,819 and $85,823 in deferred compensation as of May 31, 2024, and February 28, 2024, respectively, and are related to the Employment Agreements for Chief Executive Officer, Chief Branding Officer, and Chief Business Development Officer.

Note 9 - Stock Purchase Warrant Liability

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

Note 10 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 998,796 and 700,000 shares issued and outstanding as of May 31, 2024, and February 28, 2024, respectively.

Pursuant to the asset purchase agreement dated December 4, 2023, out of 300,000 shares of series A preferred shares, on March 21, 2024, the Company issued 298,796 shares of Series A preferred stock. The remaining 1,204 series A preferred shares are expected to issued in Quarter 3 ending November 30, 2024.

Common Stock

On December 6, 2023, the Company filed a Schedule Pre-14C to increase the authorized shares to 2,000,000,000 shares with a par value of $0.0001. The effective date of the increase of authorized shares was January 17, 2024.

As of May 31, 2024, and February 28, 2024, respectively, 507,804,946 and 419,509,183 shares of common stock were issued and outstanding.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

On December 4, 2023, the Company entered into the asset purchase agreement with The Ideation Lab LLC(“TIL”) effective which the Company approves the issuance of 300,000 Series A Preferred Shares at $0.14862 per share to TIL for the sale of assets. The 298,796 shares were issued as of May 31, 2024 and remaining 1,204 shares are expected to be issued in Quarter 3 ending November 30, 2024.

On February 28, 2024, 300,000 shares of Restricted Common Stock including 25,000 shares issuable as of November 30, 2023 were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, totalling $840.

On March 22, 2024, 38,196,743 and 49,799,020 shares were issued to Stephen Letourneau and Ian James respectively for the conversion of deferred compensation in the amount of $199,196 and $152,787 respectively.

On May 31, 2024, 300,000 shares of Restricted Common Stock were issued to four Directors serving on the Company’s Board of Directors as compensation for services to the Company. The shares were valued at the closing share price on that date, as listed on the OTC Markets, which totaled approximately $840.

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

The Company is amortizing the expense using a straight-line method over the vesting terms of each. The total stock option expense for the three months period ended May 31, 2024 and 2023 is $0 and $384,438 respectively.

Stock option granted to Director Leslie Bumgarner totaled $703,891 expired due to resignation effective December 31, 2021 and stock option granted totaled $ 444,563 to Dr. Nicola Finley was forfeited on her resignation dated June 18, 2022.

Note 11 - Asset Purchase Agreement - Related Party

On December 4, 2023, the Company acquired certain assets of The Ideation Lab, LLC, and its functional beverage division, The Jordre Well. The Ideation Lab is a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand; E.J. Well Co, a women’s wellness brand; and others. Stephen James Curated Coffee Collection (“SJCCC ") is a premium coffee brand sold in 35 select Ohio Kroger stores, direct-to-consumer at the website GetSJCoffee.com, through Amazon.com. BFYW is in discussions with major national grocers and retailers about expanding sales. Amazon, the e-commerce giant, carries 14 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe.

The Company acquired the equipment and the inventory against 300,000 the Series A Preferred Shares which were issuable out of which 298,796 were issued as of May 31, 2024. The remaining 1,204 shares are still issuable as of May 31, 2024. See below for the details of the assets acquired:

December 4, 2023
Assets acquired
Equipment	$4,869
Inventory	51,374
Total assets	$56,243

Note 12 - Commitments and Contingencies

Employment Agreements

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

Note 13 - Subsequent Events

On July 19, 2024, the Default Notice demanded by lenders of 1800 Diagonal LLC convertible note payable, the immediate payment of $189,162, together with principal outstanding, accrued interest and “Default Interest,” as provided for in the Note. This note is currently in default.

On September 10, 2024, the Board of Directors approved a Regulation D offering to raise $4 million to fund the growth of Stephen James Curated Coffee Collection. The funds generated from the offering will be used for general corporate purposes, packaging, manufacturing, advertising, and debt maturity obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
Our Classic Collection
Our Classic Collection currently offers 16 SKUs of premium coffee from Brazil, Papua New Guinea, and Zambia, selected in small batches, which ensures delivery of fresh flavor, all-natural ingredients, and daily inspiration. What began as online sales have quickly gained traction via our website in 35 select Ohio Kroger stores, Amazon, a prestigious five-diamond resort/hotel, various retail boutiques, and Direct-to-Consumer (“
DTC
”). We have a growing wholesale channel serving boutiques, restaurants, and offices. Our Classic Collection is also sold in whole beans, ground coffee, individual pods compatible with Keurig machines, and ready-to-drink Nitro Cold Brew for customers.
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
Performance and Result Measurement
We are in expansion discussions with numerous grocers, retailers, resorts, and hotels. We will measure performance results by the number of stores we sell and general revenue (projection to actual). After full funding of $4 million in growth capital within 12 months, we will seek sales in 251 stores and expect to generate over $1 million in year one. The following year, after full funding, we estimate sales in 770 stores and over $8 million in gross revenue to reach break-even/profitability within 20 months of full funding. We estimate sales in 1,770 stores, including Nespresso-style Pods, within year three to generate more than $24 million. By the fourth year, we project to be in over 2,700 stores, generating over $41 million in revenue. By the fifth year, we believe we could achieve sales in 4,000 stores and anticipate sales above $62 million.
Utilizing our DTC via our user-friendly website, GetSJCoffee.com, we estimate a 20% discount in our financial modeling of DTC purchases, inviting customers to indulge in our top-notch products. Furthermore, we have developed an enhanced subscription model that gives our loyal subscribers an exclusive up to 35% discount on their orders. This way, our customers can enjoy their favorite coffee blends while saving significantly.
Forecast
Assumption:
Our financial projections assume we can raise $4 million in growth capital within 12 months. If we fail to do so, the forecasts will be subject to change.
Our
competitive
market
analysis
identified
and
intensely
scrutinized
ten
synergistic
publicly
traded
coffee
companies.
We examined each company's twelve trailing months (“
TTM
”) of Revenue and Market Capitalization as of June 21, 2024. The analysis revealed an average Price-to-Sales ratio
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
BETTER
FOR
YOU
WELLNESS,
INC.
(OTCM:
BFYW)
As
of
June 21,
2024
,
Per
Share
Price
$0.0017
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
Results of Operations
The following table sets forth selected items in our consolidated financial data in dollar amounts and as a percentage of revenue for the period represented:

	May 31, 2024	May 31, 2023	Increase/ (Decrease)%
Merchandise sales	$5,689	$1,850	$3,839	208%
Cost of goods sold	(5,319)	(932)	(4,387)	471%
Gross profit	370	918	(548)	(60)%
Operating expenses	255 ,974	705,006	( 479 ,032)	(68)%
Net loss	( 269 ,141)	(747,885)	478 ,744	64%
Cash flow- operating activities	(155,629)	(136,497)	19,132	14%
Revenues
The Company generated $5,689 and $1,850 in revenues for the three months ended May 31, 2024, and 2023, respectively. The revenue increase is due to sale of coffee beverages during in current period.
Cost of Goods Sold
We recorded $5,319 and $932 in cost of goods sold for the three months ended May 31, 2024, and 2023, respectively. The $4,387 and 470% increase in the cost of goods sold were related to the coffee business due to increase in raw material prices of the coffee business.
Gross Profit
We recorded $370 and $918 in gross profit for the three months ended May 31, 2024, and 2023, respectively. Profit decreased during the current period because of increase in cost of raw material.
Operating Expenses
We recorded $
255
,974 and $705,006 in operating expenses for the three months ended May 31, 2024, and 2023, respectively. Due to a decrease in stock-based compensation in the current period, we incurred substantially lower operating expenses for the period ending May 31, 2024, compared to the prior period.
Net Loss
We recorded a net loss of $
269
,141 and $747,885 for the three months ended May 31, 2024, and 2023, respectively. Our net loss for the three months ended May 31, 2024, was substantially lower than the same period of the prior year due to decreased operating expenses which include the decrease in the stock option expense in the current period..

Liquidity and Capital Resources
At May 31, 2024 and February 28, 2024, we had cash of $2,026 and $1,716 and a working capital deficit of $2,
334
,024 and $2,065,075 respectively. The increase in the working capital deficit during the three months period ended May 31, 2024 was due to the increase in accrued interest and debt.
We had a total stockholders’ deficit of $2,
262
,348 and an accumulated deficit of $8,
798
,676 as of May 31, 2024 compared with a total stockholders’ deficit of $1,994,047 and an accumulated deficit of $8,529,535 as of February 28, 2024. This difference is primarily due to the net loss incurred during the period.
For the three months period ended May 31, 2024, we recorded a net loss of $
269
,141 and net cash used in operating activities of $155,629. The $113,512 addition in net loss to net cash used in operating activities was primarily the result of increases in operating liabilities.
For the three months period ended May 31, 2023, we recorded a net loss of $747,885 and net cash used in operating activities of $136,497. The $611,388 reduction in net loss to net cash used in operating activities was primarily the result of non-cash compensation expense and increases in operating liabilities.
For the three months period ended May 31, 2024 and 2023, we had no activities in investing activities.
For the three months period ended May 31, 2024, we had net cash provided by financing activities of $
155,939.
For the three months period ended May 31, 2023, we had net cash provided by financing activities of $140,500. We had cash proceeds of $140,500 from related party loans.
Critical Accounting Policies and Estimates
We prepare our consolidated interim financial statements in accordance with U.S. Generally Accepted Accounting Principles (“
GAAP
”). Pursuant to Note 2 – Summary of Significant Accounting Policies, the consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries.
The Company has applied ASC 606 - Revenue from contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.
Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of May 31, 2024 and May 31, 2023, the Company had no deferred revenues.
Off –Balance Sheet Arrangements
As of May 31, 2024, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.
Financial Statements and Exhibits
The Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The business purpose of the Company is to seek the acquisition of or merger with an existing company.
The Company is an “emerging growth company” (“
EGC
”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).
The Company has elected February 28th as its year-end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, the Company has elected not to provide the disclosure required by this item.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have established disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Ian James, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. James, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a- 15(e) of the Exchange Act, as of May 31, 2024. Based on his evaluation, Mr. James concluded that the Company’s disclosure controls and procedures were not effective as of May 31, 2024.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have taken limited steps to meet our Sarbanes-Oxley (SOX) Section 404 compliance requirements and implement procedures to assure financial reports are prepared in accordance with generally accepted accounting principles (GAAP) and therefore fairly represent the results and condition of the Company. We are not materially compliant with the Section 404 requirements due to economic constraints.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item

4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended May 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive and Financial and Accounting Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL, and included in exhibit 101).
*Filed with this Report.
**Furnished with this Report.
22

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Better For You Wellness, Inc.

Date: September 16, 2024	By:	/s/ Ian James
Ian James, Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)
23