Form 10-Q
period 2024-08-31
Better For You Wellness, Inc.
filed 2024-10-18
CIK 1852707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
August 31, 2024

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
☐
No
☒

The number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, outstanding as of October
18
, 2024 was 507,804,946 shares of Common Stock and 998,796 shares of Series A Preferred Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2024	February 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,999	$1,716
Accounts receivable	8,262	2,634
Prepaid expenses	13,934	4,634
Other receivable- related party	—	5,152
Inventory	56,091	55,416
Total current assets	81,286	69,552
Equipment, net	3,053	5,260
Right-of-use assets - operating leases	114,553	146,454
Total assets	$198,892	$221,266

LIABILITIES AND STOCKHOLDERS ’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$803,395	$601,487
Deferred compensation	261,814	85,823
Notes payable- related party	496,731	449,287
Accrued interest	236,979	165,843
Operating lease liabilities - current portion	69,810	65,765
Convertible notes payable, net of discount	850,914	766,419
Total current liabilities	2,719,643	2,134,624
Long-term liabilities
Lease liability- net of current portion	44,743	80,689
Total liabilities	2,764,386	2,215,313

Commitments and contingencies (Note 18)

STOCKHOLDERS' DEFICIT:
Preferred stock ($0.0001 par value, 200,000,000 shares authorized; 998,796 and 700,000 shares issued and outstanding as of August. 31, and Febr uar y 28, 2024 respectively)	100	70
Common stock ($0.0001 par value, 2,000,000,000 and 500,000,000 shares authorized, 507,804,946 and 419,509,183 issued as of August 31, 2024 and February 28, 2024 respectively)	50,783	41,953
Additional paid in capital	6,485,445	6,493,465
Accumulated deficit	(9,101,822)	(8,529,535)
Total stockholders' deficit	(2,565,494)	(1,994,047)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$198,892	$221,266

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Period Ended August 31,		For the Six Months Period Ended August 31,
	2024	2023	2024	2023
Revenue
Merchandise sales	$5,844	$1,804	$11,533	$3,654
Cost of goods sold	(3,657)	(381)	(8,976)	(1,313)
Gross profit	2,187	1,423	2,557	2,341

Operating expenses
Share based expenses	—	180,718	560	573,668
Selling, general and administrative	199,503	281,394	424,917	593,450
Total operating expenses	199,503	462,112	425,477	1,167,118

Operating loss	(197,316)	(460,689)	(422,920)	(1,164,777)

Other expense
Gain on d ebt s ettlement	1,979	—	1,979	—
Interest expense	(107,809)	(25,505)	(151,346)	(69,301)
Total other expense	(105,830)	(25,505)	(149,367)	(69,301)

Net loss	$(303,146)	$(486,194)	$(572,287)	$(1,234,078)

Net loss per common shares outstanding – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	507,804,946	411,804,068	496,856,824	407,943,223

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE THREE AND SIX MONTHS PERIOD ENDED AUGUST 31, 2024 AND 2023
(Unaudited)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
SIX MONTHS
Balances, February 28, 2023	404,014,987	$40,403	700,000	$70	$4,933,281	$(6,075,601)	$(1,101,847)

Common shares issued for services to the company	975,194	98	—	—	11,852	—	11,950

Common shares issued for settlement of debt	5,270,271	527	—	—	194,473	—	195,000

Common shares issued for settlement of deferred compensation	8,948,731	895	—	—	330,208	—	331,103

Stock option expense	—	—	—	—	546,594	—	546,594

Net loss	—	—	—	—	—	(1,234,078)	(1,234,078)

Balances, August 31, 2023	419,209,183	$41,923	700,000	$70	$6,016,408	$(7,309,679)	$(1,251,278)

Balances, February 28, 2024	419,509,183	$41,953	700,000	$70	$6,493,465	$(8,529,535)	$(1,994,047)

Common shares issued for conversion of deferred compensation	87,995,763	8,800	—	—	(8,800)	—	—

Common shares issued for services to the company	300,000	30	—	—	810	—	840

Preferred shares issued for asset purchase	—	—	298,796	30	(30)	—	—

Net loss	—	—	—	—	—	(572,287)	(572,287)

Balances, August 31, 2024	507,804,946	$50,783	998,796	$100	$6,485,445	$(9,101,822)	$(2,565,494)

 The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS
CONSOLIDATED AND CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE THREE AND SIX MONTHS PERIOD ENDED AUGUST 31, 2024 AND 2023
(Unaudited)

	Common Shares		Class A Preferred Shares		Additional Paid- In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
THREE MONTHS
Balances, May 31, 2023	404,114,987	$40,413	700,000	$70	$5,318,659	$(6,823,485)	$(1,464,343)

Common shares issued for services to the company	875,194	88	—	—	10,912	—	11,000

Common shares issued for settlement of debt	5,270,271	527	—	—	194,473	—	195,000

Common shares issued for settlement of deferred compensation	8,948,731	895	—	—	330,208	—	331,103

Stock option expense	—	—	—	—	162,156	—	162,156

Net loss	—	—	—	—	—	(486,194)	(486,194)

Balances, August 31, 2023	419,209,183	$41,923	700,000	$70	$6,016,408	$(7,309,679)	$(1,251,278)

Balances, May 31, 2024	507,804,946	$50,783	998,796	$100	$6,485,445	$(8,798,676)	$(2,262,348)

Net loss	—	—	—	—	—	(303,146)	(303,146)

Balances, August 31, 2024	507,804,946	$50,783	998,796	$100	$6,485,445	$(9,101,822)	$(2,565,494)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Period Ended August 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(572,287)	$(1,234,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	560	558,544
Amortization of debt i ssuance costs	4,285	25,196
Amortization of debt premium	62,270	—
Non-cash default	17,940	—
Depreciation	2,698	388
Changes in Operating Assets and Liabilities:
Accounts receivable	(5,628)	(799)
Inventory	(675)	69
Prepaid expenses	(9,020)	8,473
Other receivable- related party	5,152	(29,324)
Accounts payable and accrued expenses	70,749	223,287
Accrued interest	71,136	44,105
Deferred compensation	175,991	200,320
Other current liabilities	—	(245)
Net Cash Used in Operating Activities	(176,829)	(204,064)

Cash Flows from Investing Activities:
Purchase of fixed assets	(490)	—
Net Cash Flows from Financing Activities	(490)	—

Cash Flows from Financing Activities:
Proceeds from notes payable related party	181,648	211,000
Repayment of notes payable related party	(3,046)	(17,500)
Net Cash Flows from Financing Activities	178,602	193,500

Net increase (decrease) in cash	1,283	(10,564)
Cash at beginning of the period :	1,716	13,773
Cash at end of the period :	$2,999	$3,209

Supplemental Disclosure of Non-Cash Activities:
Preferred shares issued for asset purchase	$30	$—
Preferred shares issuable for asset purchase	0.12	—
Common shares issued for conversion of deferred compensation	8,800	—
Common shares issued for settlement of debt	—	195,000
Common shares issued for settlement of deferred compensation	$—	$331,103

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

BETTER FOR YOU WELLNESS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2024 AND 2023
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
t
he Company
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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the
Consolidated Statements of Cash Flows for six months period ended August 31, 2024, to reclassify
accounts payable to note
s
payable related party of
$131,158.

Reportable segments

The Company has a
single
reportable segment and
single
operating segment structure.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents on August 31, 2024 and February 28, 2024, were $2,999 and $1,716, respectively.

Leases

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

The Company has also utilized the following practical expedients:

●	Short-term leases – for leases that are for a period of 12 months or less, the Company will not apply the recognition requirements of ASC 842.
●	For leases that contain related non-lease components, such as maintenance, the Company will account for these payments as a non-lease component.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk primarily consist of cash and accounts receivable. As of August 31, 2024 and February 28, 2024, the Company’s cash was held by financial institutions that management believes have acceptable credit. Accounts receivables are typically unsecured. The risk with respect to accounts receivable is mitigated by regular credit evaluations that the Company performs on its distribution partners and its ongoing monitoring of outstanding balances.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (primarily three
to five years).

Accounts Receivable, net

The Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-13
, Measurement of Credit Losses on Financial Instruments
effective January 1, 2023
.
In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the asset's life and is estimated based
on
past events, current conditions
and reasonable forecasts
.
Actual results could vary from the estimate.
Accounts are charged against the allowance when management deems them to be uncollectible. Based on its assessment, management determined that the risk of credit loss was not material; therefore, there was no valuation allowance recorded as of August 31, and February 28, 2024
.
Accounts receivables are reported on the balance sheet at the net amounts expected to be collected by the Company. As of August 31, and February 28, 2024, the Company had net accounts receivable of
$8,262 and $2,634, respectively.

Inventory

Inventory primarily consists of coffee and related component parts for sale online and at select retailers, are stated at the lower of cost or net realizable value, with cost computed on a first-in, first-out basis.

As of Augus
t
 31, 2024 and February 28, 2024 the Company had $56,091 and $55,416 respectively.  $51,374 of the inventory balance was obtained on December 4, 2023, pursuant to an asset purchase agreement with The Ideation Lab, LLC as described in Note 11.

The Company periodically reviews its inventories to determine whether any inventory has become obsolete or has declined in value and records a charge to operations for known and estimated inventory obsolescence. At both August 31, 2024 and February 28, 2024, the allowance for inventory obsolescence was $0.

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

Revenue for products is recognized when the products are delivered to the customer and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of August 31
,
2024 and February 28, 2024, the Company had no deferred revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, “
Income Taxes
.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized at August 31, 2024 and February 28, 20
2
4 as a 100% valuation allowance has been established on deferred tax assets at August 31, 2024 and February 28, 2024, due to the uncertainty of our ability to realize future taxable income.

Basic/ Diluted Loss Per Share

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. $8,044 and $0 in
advertising and marketing costs were incurred during the three months period   ended August 31, 2024 and 2023 respectively.

$29,068 was incurred in advertising and marketing costs and $480 was credit adjustments in advertising and marketing costs during the six months period ended August 31, 2024 and 2023 respectively.

Research and Development

Research and Development costs are expensed as incurred. No research and development costs were incurred during the three
-
and six
-
months period ended August 31, 2024 and 2023
,
respectively.

Related Parties

The Company follows ASC 850,
Related Party Disclosures,
for the identification of related parties and disclosure of related party transactions. See notes 7 and 11 below for details of related party transactions in the periods presented
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

Except as specified for the Independent Directors’ compensation, the Company had no stock-based compensation plans as of August 31, 2024 and February 28, 2024.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective
December 15, 2022 for fiscal years beginning after December 15, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company has adopted this guidance as of fiscal year beginning March 1, 2023.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is required to be applied retrospectively for all prior periods presented in the financial statements.
The Company has adopted this guidance as of Fiscal year beginning March 1, 2024.

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

The Company demonstrates adverse conditions that raise substantial doubt about the Company’s ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficit
, and other adverse key financial ratios. The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management’s plan will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

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

On September 18, 2023, the Company entered into an amendment of both promissory notes
. The outstanding principal balance of the notes increased by $40,891 and $40,023, respectively. The interest rate on both notes has been increased to 18% as a result of the amendment, and the maturity date has been extended to September 13, 2024. Because the fair value of consideration issued was greater than 10% of the present value of the remaining cash flows under the modified notes, the transaction was treated as a debt extinguishment and reissuance of new debt instruments pursuant to the guidance of ASC 470-50. A loss on debt extinguishment was recorded of $80,914 on the consolidated statement of operations.

The above notes are convertible into shares of the Company's common stock at conversion price of $0.037 per share, subject to adjustment as provided therein. The Company has the right to prepay the Note in full, including accrued but unpaid interest, without prepayment penalty provided an event of default, as defined therein, has not occurred. In the seven
(
7
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

Interest ex
pense inc
u
rred during the periods presented for this note were as follows:

	For the three months period ended August 31,
	2024		2023
Stated interest expense	$31,802		$25,505
Effective interest rate	18	% *	12%

* On September 18, 2023, the Company entered into an amendment of both promissory, under which interest rate on both notes has been increased to 18%

	For the six months period ended August 31,
	2024		2023
Stated interest expense	$63,603		$44,105
Amortization of debt issuance costs	—		14,863
Amortization of debt discount	—		10,333
Total interest expense	63,603		69,301
Effective interest rate	18	%*	12%

* On September 18, 2023, the Company entered into an amendment of both promissory, under which interest rate on both notes has been increased to 18%

The outstanding balance as of August 31, 2024 and February 28, 2024 were $700,914 and $620,000 respectively.

The total interest expense payable on both the Mast Hill Fund promissory notes were $228,527 and $164,924 as of August 31, 2024 and February 28, 2024 respectively.

(B)
On January 17, 2024, the Company entered into a convertible promissory note with
1800
Diagonal Lending, LLC with the principal amount of $
65,000
of which $
60,000
was received in cash and $
5,000
was recorded as transaction fees. The note bears the interest rate of
12
% per annum and matures at
November 30, 2024
. The note includes a conversion discount of
35
% and the conversion price shall be determined on the basis of the average of three lowest trading price of Common stock during the ten trading days period and is limited to convert no more than
4.99
% of the issued and outstanding Common Stock at time of conversion at any one time.

The Company accounted for the Diagonal Note under ASC 480 and recorded an aggregate debt premium of $35,000 with a charge to interest expense over the tenure of the note.

However, on
July 19, 2024, the Company received a notice of default and demand (the “
Default Notice
”) from the Lender due to its failure to make a required filings under the Securities Exchange Act of 1934.

After the default the Company recorded an revised aggregate debt premium of $52,500 with charge to interest expense as on the default date.

Further, the
Default Notice demanded the immediate payment of 150% of the remaining outstanding principal balance ($
65,000
.00 (current balance) * 1.5 = $
97,500
.00), together with accrued interest and “Default Interest,”. The default inter
e
s
t
as of August 31, 2024 is $2,586.

Interest ex
pense incurred during the per
iods presented f
or this note was as follows:

	For the three months period ended August 31,
	2024		2023
Stated interest expense	$5,567		$—
Non-cash default	17,940		—
Amortization of debt premium	52,500		—
Total interest expense	$76,007		$—
Effective interest rate	22%	*	—

	For the six months period ended August 31,
	2024		2023
Stated interest expense	$7,533		$—
Non-cash default	17,940		—
Amortization of debt premium	62,270		—
Total interest expense	$87,743		$—
Effective interest rate	22%	*	—

* On July 19, 2024, the Company received the default notice under which it bears the default interest of 22%. Prior to July 19, 2024 interest was 12%

The outstanding balance as of August 31, 2024 and February 28, 2024 were $97,500 and $65,000 respectively.

The accrued interest expense balance on the
1800 Diagonal Lending promissory note was $8,452 and $919
as o
f August 31, 2024 and February 28, 2024 respectively.

Note 5 - Property and Equipment, net

The Company’s property and equipment as of August 31, 2024, and year ended February 28, 2024, are as follows:

	(Unaudited) For the Six Months Ended August 31, 2024	For the Year Ended February 28, 2024
Equipment	$7,192	$2,323

Addition	490	—

Equipment acquired, net of depreciation	—	4,869

Less: accumulated depreciation	(4,629)	(1,932)

Equipment, net	$3,053	$5,260

The Company recorded depreciation expenses of $1,356 and $194 for the three
months ended August 31, 2024, and 2023, respectively

The Company recorded depreciation expenses of $2,697 and $388 for the six months ended August 31, 2024, and 2023, respectively.

Note 6 – Operating Lease Right of Use Asset and Lease Liability

On April 1, 2023, the Company entered into a lease agreement to lease 10,247 square feet office in Columbus, OH. The lease commenced on April 1, 2023 to March 31, 2026, with two one-year options to extend. The monthly rental payment of $6,650 has been accrued for sixteen months as of August 31, 2024.

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

Future lease payments are as follows:

For the twelve months ending August 31	Operating Lease
2025	79,800
2026	46,550
Total lease payments	126,350
Less: present value discount	(11,797)
Total lease liabilities	114,553
Less: current portion	(69,810)
Non-current lease liabilities	44,743

The following table set forth addit
i
onal information pertaining to our leases:

For the three- and six-months ending August 31,	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	—	6,650
Weighted average remaining lease term – operating leases	1.6 years	2.6 years
Weighted average discount rate – operating leases	12%	12%

Notes 7 -
Notes

Payable - Related Party

As of Augu
s
t 31, 2024, and February 28, 2024, the balance of Notes payable to the related party was $496,731 and $449,287, respectively.  These notes

are non-interest bearing, unsecured, and payable on demand.

Note 8 – Deferred Compensation

The Company has recognized $261,814 and $85,823 in deferred compensation as of August 31, 2024, and February 28, 2024, respectively, and are related to the Employment Agreements for Chief Executive Officer, Chief Branding Officer, and Chief Business Development Officer.

Note 9 - Stock Purchase Warrant Liability

On April 18, 2022, we entered into a Standby Equity Commitment Agreement with MacRab LLC, a Florida limited liability company providing us with an option to sell up to $5,000,000 worth of our Common Stock, par value $0.0001, to MacRab LLC, in increments, over the period ending 24 months after the date that the Company’s registration statement is deemed effective by the U.S. Securities and Exchange Commission, pursuant to the terms and conditions contained in the SECA. Additionally, we issued MacRab LLC a Common Stock purchase warrant for the purchase of 1,785,714 shares of our common stock as a commitment fee in connection with the execution of the Standby Equity Commitment Agreement. We also entered in to a
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

Note 10 - Shareholder Equity

Preferred Stock

The authorized preferred stock of the Company consists of 200,000,000 shares with a par value of $0.0001. There were 998,796 and 700,000 shares issued and outstanding as of Augu
s
t 31, 2024, and February 28, 2024, respectively.

Pursuant to the asset purchase agreement dated December 4, 2023, out of 300,000 shares of series A preferred shares, on March 21, 2024, the Company issued 298,796 shares of Series A preferred stock. The remaining 1,204 series A preferred shares are expected to be issued in Quarter 3 ending November 30, 2024.

Common Stock

Under the April 11, 2022, standby equity commitment agreement with MacRab, the Company reserved 25,000,000 Common Shares for MacRab, LLC.

Under the April 12, 2022, promissory note with Mast Hill Fund, L.P., the Company reserved 16,756,756 Common Shares for Mast Hill Fund, L.P., according to the Agreement.

Under the June 7, 2022, promissory note with Mast Hill Fund, L.P., the Company reserved 16,756,756 Common Shares for Mast Hill Fund, L.P., according to the Agreement.

Under the January 17, 2024, promissory note with 1800 Diagonal Lending, LLC, the Company reserved 84,714,285 Common Shares for 1800 Diagonal Lending, LLC, according to the Agreement
.

Effective January 17, 2024, the Company filed an amendment to its Articles of Incorporation to increase the authorized shares to
2,000,000,000
.

As of August 31, 2024, and February 28, 2024, respectively, 507,804,946 and 419,509,183 shares of common stock were issued and outstanding.

Pursuant to the Purchase Agreements, the Company issued to Mast Hill 4,960,000 commitment shares of the Company’s common stock (the “Commitment Shares”) as a condition to closing.

Effecive
December 4, 2023, the Company entered into the asset purchase agreement with The Ideation Lab LLC

(“TIL”)
with the Company app
roving th
e issuance

of 300,000 Series A Preferred Shares at $0.14862 per share to TIL for the sale of assets. The 298,796 shares were issued as of May 31, 2024 and remaining 1,204 shares are expected to be issued in Quarter 3 ending November 30, 2024.

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

Stock Options

We did not make any stock option grants during the six months ended August 31, 2024 and
4,000,000
options granted during six months ended August 31, 2023.

A summary of stock option activity during the six months ended August 31, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at February 28, 2024	16,000,000	$0.25	2.65 years	$-
Forfeited	0	0
Outstanding at August 31, 2024	16,000,000	$0.25	2.15 years	$-

Exercisable at August 31, 2024	16,000,000	$0.25	2.15 years	$-

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value
Outstanding at February 28, 2023	11,000,000	$0.25	3.63 years	$-
Forfeited	0	0
Granted	4,000,000	0.25
Outstanding at August 31, 2023	15,000,000	$0.25	3.13 years	$-

Exercisable at August 31, 2023	15,000,000	$0.25	3.13 years	$-

There was no
stock based compensation for the three and six months ended August 31, 2024.

There were
$162,156 and $546,594
stock-based compensation for the three and six months ended August 31, 2023, respectively.

Note 11 - Asset Purchase Agreement - Related Party

On December 4, 2023, the Company acquired certain assets of The Ideation Lab,
LLC
, and its functional beverage division, The Jordre Well. The Ideation Lab is a brand solutions incubator and accelerator focused on the plant-based wellness and hemp-infused industry. The Ideation Lab has been developing plant-based wellness brands since 2020, including Garrett and Emmett’s Pet Treats, a pet lifestyle brand; E.J. Well Co, a women’s wellness brand; and others. Stephen James Curated Coffee Collection (“SJCCC ") is a premium coffee brand sold in 35 select Ohio Kroger stores, direct-to-consumer at the website GetSJCoffee.com, through Amazon.com. BFYW is in discussions with major national grocers and retailers about expanding sales. Amazon, the e-commerce giant, carries 14 of SJCCC’s premium coffee products and ships to more than 100 countries around the globe.

The Company acquired the equipment and the inventory against 300,000 the Series A Preferred Shares which were issuable out of which 298,796 were issued as of May 31, 2024. The remaining 1,204 shares are still issuable as of August 31, 2024. See below for the details of the assets acquired:

December 4, 2023
Assets acquired
Equipment	$4,869
Inventory	51,374
Total assets	$56,243

Note 12 - Commitments and Contingencies

Employment Agreements

No
new employment agreements during the period ended August 31, 2024 and 2023.

Note 13 - Subsequent Events

On Sept
ember 10, 2024, the Board of Directors approved a Regulation D offering to raise $4 million to fund the growth of Stephen James Curated Coffee Collection. The funds generated from the offering will be used for general corporate purposes, packaging, manufacturing, advertising, and debt maturity obligations.

Both the outstanding promissory notes of Mast Hill Fund L.P. with the maturity date September 13, 2024, are under consideration for debt modification and extension, and will be reflected subsequently.

On October 10, 2024, Carter, Ledyard, and Milburn filed a judgment against the Company for its failure to pay the

$
15,000
on July 15, 2024 and seeks it past legal fees and awaits the Court’s Clerk computation of interest and costs taxed by the Clerk from July 15, 2024 to the date of entry of judgment.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be co nsi
dered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Growth Capital

We follow a long-term strategic model that aligns with a pr
ove
n strategy that other premium and private coffee brands follow. The model assumes we raise $4 million of growth capital to buy green coffee beans, packaging, and manufacturing at a commercial scale to lower the per-unit costs. Additionally, the capital will fund our operations, retire maturing debt, and implement a comprehensive multichannel marketing strategy. This strategy will allocate approximately 25% of our gross revenue to advertising and marketing efforts in the next few years. We plan to gradually reduce this allocation to 21% as we progress. Our marketing plan is designed to effectively promote our products, drive sales, and solidify our market share via an aggressive 360° marketing approach, including Social Media Marketing, Search Engine Optimization (“
SEO
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

Competitive Market Analysis

Companies	Symbol	Exchange	Market Cap	Revenue TTM	Price-to-Sale
Dutch Brothers, Inc.	BROS	NYSE	5,934,605,000	1,044,000,000	5.68
Westrock Coffee Company	WEST	NASDAQ	901,583,715	851,770,000	1.06
Black Rifle Coffee Company	BRCC	NYSE	1,358,815,360	410,520,000	3.31
Restaurant Brands International, Inc.	QSR	NYSE	21,798,750,000	7,171,000,000	3.04
Farmer Brothers, Inc.	FARM	NASDAQ	60,815,983	342,600,000	0.18
Hain Celestial Group, Inc.	HAIN	NASDAQ	632,502,323	1,765,000,000	0.36
Keurig Dr Pepper, Inc	KDP	NASDAQ	46,604,634,120	14,930,000,000	3.12
Coffee Holding Company	JVA	NASDAQ	10,104,222	73,060,000	0.14
Nestle	NSRGY	OTCM	281,201,100,000	93,351,000,000	3.01
Peets	JDPE	AEX	10,318,253,040	8,764,370,000	1.18
Average			36,882,116,376	12,870,332,000	2.87

Better For You Wellness	BFYW	OTCM	Price-to-Sale Average @ 20% reduction		2.29

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

BETTER FOR YOU WELLNESS, INC. (OTCM: BFYW)

As of June 21, 2024, Per Share Price $0.0017
Current Market Cap	$863,442	Shares Outstanding	507,807,233

Estimated Price-to-Sale
Ratio (P/S) 2.29
Estimated P/S applied to the Term of the Note for projection purposes only.

	Year One	Year Two	Year Three	Year Four	Year Five
Total Projected Revenue	$1,076,046	$8,037,618	$22,128,139	$36,944,824	$56,347,341
Projected Retained Earnings		$(3,221,872)	$(3,322,949)	$(3,170,184)	$312,434
Assumes Estimated Shares Outstanding with a reverse split of 3500:1 in June 2024 and a forward split of 15:1 in Year Two*	145,116	2,177,174	2,177,602	2,178,031	2,178,460
Estimated Price Per Share	$17.00	$8.45	$23.30	$39.89	$59.30
Projected Market Cap	$2,464,145	$18,406,145	$50,673,457	$84,603,647	$129,176,869

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

Results of Operations

The following table sets forth selected items in our consolidated financial data in dollar amounts period represented:

	For Three Months Period Ended August 31,		For Six Months Period Ended August 31,
	2024	2023	2024	2023
Revenues	$5,844	$1,804	$11,533	$3,654
Cost of goods	(3,657)	(381)	(8,976)	(1,313)
Gross profit	2,187	1,423	2,557	2,341
Operating expenses	199,503	462,112	425,477	1,167,118

Net loss	$(303,146)	$(486,194)	$(572,287)	$(1,234,078)

Revenues

The Company generated $5,844 and $1,804 in revenues for the three months ended August 31, 2024, and 2023, respectively. The revenue increased by $4,040 or 224% during three m on
ths period ended which is due to increased sale of coffee beverages during the current period.

The Company generated $11,533 and $3,654 in revenues for the six months ended August 31, 2024, and 2023, respectively. The revenue increased by $7,879 or 216% during six months period ended which is due to sale of coffee beverages during the current period.

Cost of Goods Sold

We recorded $3,657 and $381 in cost of goods sold for the three months ended August 31, 2024, and 2023, respectively. The cost of goods sold increased by $3,276 or 860%, which was related to the increased sale of coffee beans from the company’s new product line Stephen James Curated Coffee Collection.

We recorded $8,976 and $1,313 in cost of goods sold for the six months ended August 31, 2024, and 2023, respectively. The cost of goods sold increased by $7,663 or 584%, which was related to the coffee business due to an increase in raw material prices of the coffee business and the addition of whole bean coffee sales revenue during the period.

Gross Profit

We recorded $2,187 and $1,423 in gross profit for the three months ended August 31, 2024, and 2023, respectively. Gross profit increased during the current period because of the acquisition of the coffee brand and the additional of sales of coffee.

We recorded $2,557 and $2,341 in gross profit for the six months ended August 31, 2024, and 2023, respectively. Profit increased during the current period because of increase in sales related to the coffee business.

Operating Expenses

We recorded $199,503 and $462,112 in operating expenses for the three months ended August 31, 2024, and 2023, respectively. The reason for decrease in operating expenses was primarily due to a reduction in stock-based compensation in the current period, we incurred substantially lower operating expenses for the period ending August 31, 2024, compared to the prior period.

We recorded $425,477 and $1,167,118 in operating expenses for the six months ended August 31, 2024, and 2023, respectively. The reason for decrease in operating expenses was primarily due to a reduction in stock-based compensation in the current period, we incurred substantially lower operating expenses for the period ending August 31, 2024, compared to the prior period.

Other Expenses

We recorded $105,830 and $25,505 in other expenses for the three months ended August 31, 2024 and 2023, respectively. The reason for increase in other expense was primarily due to increase in the interest expense in current period, as on July 19, 2024, the Company received the default notice for 1800 Diagonal Note under which it bears the default interest of 22%.

We recorded $149,367 and $69,301 in other expenses for the six months ended August 31, 2024 and 2023, respectively. The reason for increase in other expense was primarily due to increase in the interest expense in current period, as on July 19, 2024, the Company received the default notice for 1800 Diagonal Note under which it bears the default interest of 22%.

Net Loss

We recorded a net loss of $303,146 and $486,194 for the three months ended August 31, 2024, and 2023, respectively. Our net loss for the three months ended August 31, 2024, was substantially lower than the same period of the prior year due to decreased operating expenses which is due to no stock option expense in the current period.

We recorded a net loss of $572,287 and $1,234,078 for the six months ended August 31, 2024, and 2023, respectively. Our net loss for the six months ended August 31, 2024, was substantially lower than the same period of the prior year due to decreased operating expenses which is due to no stock option expense in the current period.

Liquidity and Capital Resources

At August 31, 2024 and February 28, 2024, we had cash of $2,999 and $1,716 and a working capital deficit of $2,638,357 and $2,065,075 respectively. The increase in the working capital deficit during the six months period ended August 31, 2024 was due to the increase in accrued interest and debt as a result of the default on the 1800 Diagonal note.

We had a total stockholders’ deficit of $2,565,494 and an accumulated deficit of $9,101,822 as of August 31, 2024 compared with a total stockholders’ deficit of $1,994,047 and an accumulated deficit of $8,529,535 as of February 28, 2024. This difference is primarily due to the net loss incurred during the period.

For the six months period ended August 31, 2024, we recorded a net loss of $572,287 and net cash used in operating activities of $176,829. The $395,458 addition in net loss to net cash used in operating activities was primarily the result of increases in operating liabilities.

For the six months period ended August 31, 2023, we recorded a net loss of $1,234,078 and net cash used in operating activities of $204,064. The $1,030,014 addition in net loss to net cash used in operating activities was primarily the result of non-cash compensation expense and increases in operating liabilities.

For the six month period ended August 31, 2024, $490 was used for the purchase of fixed assets during the period.

For the six month period ended August 31, 2023, we had no investing activities.

For the six month period ended August 31, 2024, we had net cash provided by financing activities of $178,602. The $178,602 addition in cash flow form financing activities was related to proceeds from related parties amounting to $181,648 offset by repayment of $3,046.

For the six month period ended August 31, 2023, we had net cash provided by financing activities of $193,500. The $193,500 addition in cash flow form financing activities was related to proceeds from related party amounting $211,000 offset by repayment of $17,500.

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

Revenue for products is recognized when the products are delivered to the customer, and the customer completes the product inspection. Cash receipts for undelivered products are recorded as deferred revenues. As of August 31, 2024 and 2023, the Company had no deferred revenues.

Off –Balance Sheet Arrangements

As of August 31, 2024, we do not have any off-balance sheet arrangements, as defined under applicable SEC rule.

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
”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and, as such, is accumulated and communicated to our Chief Executive Officer, Ian James, who serves as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Mr. James, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a- 15(e) of the Exchange Act, as of August 31, 2024. Based on his evaluation, Mr. James concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2024.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 10, 2024, Carter, Ledyard, and Milburn filed a judgment against the Company for its failure to pay the $15,000 on July 15, 2024 and seeks it past legal fees and awaits the Court’s Clerk computation of interest and costs taxed by the Clerk from July 15, 2024 to the date of entry of judgment.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the quarter ended August 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non- Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Better For You Wellness, Inc.

Date: October 18 , 2024	By:	/s/ Ian James
Ian James, Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

